Form 10-Q
period 1994-11-30
NICHOLS RESEARCH CORP /AL/
filed 1995-04-12
CIK 806388

<PAGE  1>
  ====================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                           _____________________

                                 FORM 10-Q
         (X)              QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended February 28, 1995

                                    OR
         (   )           TRANSITION REPORT PURSUANT TO
                          SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

              For The Transition Period From _______________
                                 To  _____________
                           _____________________

                       Nichols Research Corporation

                      Commission File Number 0-15295
          (Exact name of registrant as specified in its charter)
                              -------------------

             DELAWARE                 63-0713665
        ------------------          ------------------
 (State or other jurisdiction of     (I.R.S. Employer
 incorporation or organization)     Identification no.)

                       4040 Memorial Parkway, South
                      Huntsville, Alabama  35802-1326
                            (205) 883-1140
            (Address, including zip code, of principal offices)
                           --------------------

                               NO CHANGE
    (Former name, address and fiscal year if changed since last report)
                          -----------------------
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the
     Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES X                NO
   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                       COMMON  STOCK, $.01 PAR VALUE
            6,092,550 SHARES OUTSTANDING ON  February 28, 1995
            ===================================================
<PAGE 2>
                       NICHOLS RESEARCH CORPORATION

          QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 1995

                                   INDEX


Part I. FINANCIAL INFORMATION

Item 1. Financial Statements                               Page

       Statements of Income for the Three Months
       and Six Months Ended February 28, 1994 and
       February 28, 1995                                     1

       Balance Sheets as of August 31, 1994,
       February 28, 1994,  and February 28, 1995             2-3

       Statements of Changes in Stockholders'
       Equity for the Six Months Ended February 28,
       1994 and February 28, 1995                            4

       Statements of Cash Flows for the Year Ended
        August 31, 1994 and for the Six Months Ended
       February 28, 1994 and February 28, 1995               5

       Notes to Financial Statements                         6

Item 2.Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                            7-9


Part II.OTHER INFORMATION

Item 4 Submission of Matters to a Vote of Security
       Holders                                               10

Item 6.(b)Reports on Form 8-K

       The Company has not filed any reports on Form
       8-K for the three months ended February 28, 1995.

       Signatures                                            11

<PAGE 3>
                       NICHOLS RESEARCH CORPORATION

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                          STATEMENTS OF INCOME

                     For the Three Months Ended    For the Six MonthsEnded
                     --------------------------    ------------------------
                      February 28,  February 28,   February 28,   February 28,
                         1994          1995            1994           1995
                         (amounts in thousands except per share data)
Revenues from
contracts               $32,787       $36,174        $66,866         $72,404

Costs and expenses:
 Direct and allocable
 contract costs          28,382        31,344         57,552          62,982
 General and
 administrative           2,057         2,542          4,502           4,864
                         ---------------------------------------------------
    Total costs and
    expenses             30,439        33,886         62,054          67,846
                         ---------------------------------------------------

Operating profit          2,348         2,288          4,812           4,558

Other income                228           379            443             671
                         ---------------------------------------------------
Income before income
taxes                     2,576         2,667          5,255           5,229
Income taxes                944           991          1,930           1,925
                         ---------------------------------------------------
Net income               $1,632        $1,676         $3,325          $3,304

                         ===================================================

Net income per common
share                      $.26          $.27           $.53            $.54

                         ===================================================

Weighted average
number of common
and common equivalent
shares                6,360,536     6,197,376      6,313,696       6,166,972
                         ===================================================


NOTE: The Company has not declared or paid dividends in any of the periods presented.
<PAGE 4>
                      NICHOLS RESEARCH CORPORATION

                             BALANCE SHEETS

                                    August 31,  February 28,  February 28,
                                       1994        1994          1995
                               --------------------------------------------
                                            (amounts in thousands)
ASSETS

Current assets:
 Cash and temporary cash
 investments                         $19,355     $15,002        $27,603
 Contract receivables                 39,620      41,755         40,377
 Deferred income taxes                 1,283       1,459          1,283
 Other                                 2,010       1,197          1,169
                               ----------------------------------------------
Total current assets                  62,268      59,413         70,432

Long-term investments                  7,894       8,197          4,555

Furniture, fixtures and equipment,
 at cost:
 Furniture and equipment             12,472       12,050         13,365
 Vehicles                                29           29             29
 Leasehold improvements               1,160        1,123          1,541
 Equipment - contracts                5,771        5,771          5,771
                               ----------------------------------------------
                                     19,432       18,973         20,706
 Less accumulated depreciation        8,924        7,744         10,397
                               ----------------------------------------------
 Net furniture, fixtures and
   equipment                         10,508       11,229         10,309

Other assets                              91         132          2,758
                               ----------------------------------------------
Total assets                    $    80,761 $    78,971   $     88,054
                               ==============================================

<PAGE 5>
                      NICHOLS RESEARCH CORPORATION

                             BALANCE SHEETS


                                    August 31, November 30,  November 30,
                                     1994        1993          1994
                                  (amounts in thousands except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable             $12,483     $10,253       $10,962
 Accrued employee leave               2,852       2,627         2,848
 Accrued salaries                     1,494       1,231         1,552
 Income taxes payable                     -           _         1,035
 Accrued profit sharing contribution    385       1,259         1,584
 Current maturities of long-term debt   962         962         1,187
                                   ----------------------------------------
   Total current liabilities         18,176      16,332        19,168

Deferred income taxes                   949         478           949

Long-term debt:
 Industrial development bonds             _           _         2,000
 Long-term notes                      4,328       4,809         3,847
                                   ----------------------------------------
    Total long-term debt              4,328       4,809         5,847

Stockholders' equity:
 Common stock, par value $.01 per share
     Authorized - 10,000,000 shares
     Issued -  6,262,137, 6,221,377,
     and 6,345,050 shares,
     respectively                        63          62            64
 Additional paid-in capital          22,528      22,191        23,190
 Retained earnings                   38,467      35,286        41,771
 Less cost of treasury stock
 322,500, 15,000 and 252,500
 shares, respectively                (3,750)       (187)       (2,935)
                                   ----------------------------------------
   Total stockholders' equity        57,308      57,352        62,090
                                   ----------------------------------------

Total liabilities and stockholders'
equity                              $80,761     $78,971       $88,054

                                   ==========================================

<PAGE 6>
              STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                   Additional
                             Common  Stock   Paid-In  Retained
                             Shares  Amount  Capital  Earnings  Stock Total
                              (amounts in thousands except per share data)

                             For the Six Months Ended February 28, 1994

Balance, August 31, 1993  6,030,997   $60   $20,679  $31,961  $    _  $52,700

Sale of common stock        190,380     2     1,512        _       _    1,514

Purchase of 15,000 shares
  of treasury stock               _     _         _        _    (187)    (187)
Net income for the period         _     _         _    3,325       _    3,325
                         -----------------------------------------------------

Balance, February
28, 1995                  6,221,377   $62    $22,191 $35,286   $(187) $57,352

                         ======================================================

                             For the Six Months Ended February 28, 1995

Balance, August 31, 1994  6,262,137   $63    $22,528 $38,467 $(3,750) $57,308

Sale of common stock         82,913     1        662       _       _      663

Purchase of 70,000 shares
  of treasury stock               _     _          _       _      815     815

Net income for the period         _     _          _   3,304        _   3,304
                           --------------------------------------------------
Balance, February
28, 1995                  6,345,050   $64    $23,190 $41,771  $(2,935)$62,090
                          ====================================================

<PAGE 7>
                         STATEMENTS OF CASH FLOWS


                                   Year Ended      For the Six Months Ended
                                   August 31,      February 28,  February 28,
                                      1994            1994           1995
                                            (amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the period             $6,056           $3,325        $ 3,304
Adjustments to reconcile net income
to net cash provided (used) by
operating activities:
 Depreciation and amortization         1,858              677          1,303
 Gain on sale of furniture,
 fixtures and equipment                  (14)             (14)             _
 Loss on sale of investments               _                _             34
 Deferred income taxes                   647                _              _
Changes in assets and liabilities
net of effects of purchase of
Communications and Systems
Specialists,Inc. (CSSi):
 Contract receivables                  1,165             (970)           118
 Other assets                         (1,053)            (281)           956
 Trade accounts payable                 (107)          (2,337)        (1,792)
 Accrued employee leave                 (181)            (406)            (4)
 Accrued salaries                       (202)            (466)            13
 Income taxes payable                   (240)            (240)           906
 Accrued profit sharing contribution    (865)               9          1,198
 Other current liabilities                (4)              (4)             _
                                      --------------------------------------
 Total adjustments                     1,004           (4,032)         2,732
                                      --------------------------------------
Net cash provided (used) by
operating activities                   7,510             (707)         6,036

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for furniture, fixtures and
equipment                             (7,301)          (6,832)          (887)
Purchase of long-term investments     (7,894)          (7,196)             _
Payment for non-compete agreements         _                _           (900)
Payment for the purchase of CSSi,
net of cash acquired                       _                _           (905)
Payment for investment in TXEN             _                _         (1,521)
Proceeds from maturity of long-term
investments                            1,000                _          3,284
Proceeds from the sale of furniture,
fixtures and equipment                    32               23              _
                                      --------------------------------------
Net cash used by investing
activities                           (14,163)         (14,005)          (929)

<PAGE 8>
                        STATEMENTS OF CASH FLOWS


                                   Year Ended      For the Six Months Ended
                                    August 31,     February 28,  February 28,
                                        1994            1994           1995
                                        (amounts in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock      1,851         1,514          663
Proceeds from sale of treasury stock        _             _          734
Proceeds from long-term notes           5,771         5,771            _
Proceeds for industrial development
bonds                                       _             _        2,225
Purchase of treasury stock             (3,750)         (187)           _
Payment of long-term debt                (480)            _         (481)
                                -----------------------------------------
Net cash provided by financing
activities                              3,392         7,098        3,141
                                -----------------------------------------

Net increase (decrease) in cash        (3,261)       (7,614)       8,248

Cash and temporary cash
investments at beginning
of period                              22,616        22,616       19,355
Cash and temporary cash
investments at end of period       $   19,355    $   15,002    $  27,603
                                ===========================================

Non-cash transactions:
Deferred compensation resulting
from the exercise on non-
statutory stock options            $       _     $        _    $      81


<PAGE 9>
                      NOTES TO FINANCIAL STATEMENTS
NOTE 1 - BASIS OF PRESENTATION

The financial statements (and all other information in this report) have not been examined by independent auditors, but in the opinion of the Company, all adjustments, consisting of the normal recurring accruals necessary for a fair presentation of the results for the period, have been made.

NOTE 2 - ACQUISITION AND INVESTMENT

On September 1, 1994 the Company acquired 100% interest in Communications & Systems Specialists, Inc., (CSSi), an information systems
development company.   Aggregate  consideration of approximately
$1,800,000 was paid. The financial statements as of and for the three months and six months ended February 28, 1995 include the results of the acquired company.

In December 1994 the Company purchased a 19% interest in TXEN, Inc., an information systems development company in the healthcare industry. The Company paid approximately $1,500,000 and holds an option to purchase additional shares in the future.

NOTE 3 - NON-STATUTORY STOCK OPTIONS

On September 1, 1994 the president of the Company was granted and exercised options to purchase 70,000 shares of common stock of the Company. The shares are subject to mandatory repurchase by the Company for a period of two years at the exercise price in accordance with the terms of the employment agreement.

NOTE 4 - LONG-TERM DEBT

On  January  1, 1995 the Company received $2,225,000 in bond proceeds
from the  Alabama  State  Industrial Development Authority.   The
proceeds are restricted for use in acquiring certain capital assets and are included on the balance sheet as cash and temporary cash
investments.   The  bond  is payable  in equal annual principal
installments of $222,500 through January 2005.   The  bond  bears a
variable rate of interest computed monthly but contains an option for a fixed rate for a specified length of time.
The bond is secured by a letter of credit.

<PAGE 10>
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

For the six months ended February 28, 1995, operating activities provided $6,035,764 in cash as compared to using $706,683 during the six months ended February 28, 1994. Proceeds from the sale of the Company's common stock during the six months ended February 28, 1995 were $663,413 as compared to $1,513,994 during the six months ended
February 28, 1994.     The Company  reissued treasury stock, generating
$734,000 in cash for  thesix months ended February 28, 1995.

The  Company's  working capital was $51,264,000 at  February  28,  1995
as compared  to  $43,081,000  at  February 28, 1994.   The  Company's
working capital ratios were 3.67:1 at February 28, 1995 as compared to 3.64:1 at February 28, 1994. The Company also has $4,554,729 invested primarily in fixed income instruments at February 28, 1995, as compared to $8,196,700 at February 28, 1994.

The Company increased its bank line of credit to $26,000,000 from $22,000,000 in January 1995. The line of credit consists of $15,000,000 unsecured and $11,000,000 secured by contract receivables. During the six months ended February 28, 1995, the Company had no outstanding borrowings under the provisions of this line of credit.

The Company received $2,225,000 in January 1995 of industrial development bond proceeds from the State of Alabama. The funds are restricted for use in acquiring certain capital assets as approved by the State Industrial Development Authority. The bond is secured by a letter of credit.

The Company purchased $887,000 of capital assets during the six months ended February 28, 1995, as compared to $6,832,000 during the six months ended February 28, 1994. In fiscal year 1994 the capital asset purchases included $5,771,000 of computer hardware for lease to a customer under a computer system integration contract. The Company is
actively seeking  new contracts   for  information  systems  development
and  computer   systems integration which could require the Company to
acquire substantial  amounts of  computer  hardware for resale or lease
to customers.   Significant  new awards  for computer systems integration
programs could require the Company to obtain additional financing from banks or other sources.

During the six months ended February 28, 1995, the Company won new contract awards totaling approximately $88,324,000 as compared to approximately $79,800,000 for the six months ended February 28, 1994. The trend in contract awards is for increased amounts to be awarded in options.

The  Company's backlog at February 28, 1995 and February 28, 1994 , was as follows:
                                             1994             1995
Base period contracts and exercised
  options, net of services provided      $292,900,000     $266,703,000
Options                                   215,100,000      276,238,000
                                          ----------------------------
  Total                                  $508,000,000     $542,941,000
                                         =============================
<PAGE 11>
                          RESULTS OF OPERATIONS

                              For the Three Months Ended
                              February 28,  February 28,  Amount of Percent
                                 1994          1995         Change  Change
                               -------------------------------------------
                                       (amounts in thousands)
Revenues from contracts         $ 32,787   $36,174         $3,387    10.3%
Cost and expenses:
 Direct and allocable contract
 costs                            28,382    31,344          2,962    10.4
 General and administrative        2,057     2,542            485    23.6
                                -------------------------------------------
 Total cost and expenses          30,439    33,886          3,447    11.3
                                -------------------------------------------

Operating profit                   2,348     2,288            (60)   (2.6)

Other income                         228       379            151    66.2
                              -------------------------------------------
Income before income taxes         2,576     2,667             91     3.5
Income taxes                         944       991             47     5.0
                              -------------------------------------------
Net income                      $  1,632   $ 1,676         $   44     2.7%
                              ===========================================

                               For the Six Months Ended
                               February 28, February 28,  Amount of Percent
                                  1994         1995         Change  Change
                                       (amounts in thousands)
Revenues from contracts         $ 66,866   $72,404         $5,538    8.3%
Cost and expenses:
 Direct and allocable contract
 costs                            57,552    62,982          5,430    9.4
 General and administrative        4,502     4,864            362    8.0
                              -------------------------------------------
 Total cost and expenses          62,054    67,846          5,792    9.3
                              -------------------------------------------

Operating profit                   4,812     4,558          (254)   (5.3)

Other income                         443       671            229   51.8
                              ------------------------------------------
Income before income taxes         5,255     5,229           (26)   (0.5)
Income taxes                       1,930     1,925            (5)   (0.3)
                              ------------------------------------------
Net income                      $  3,325   $ 3,304         $   21   (0.6)%

                              ============================================

<PAGE 12>
                                        RESULTS OF OPERATIONS


                          For the Three Months Ended For the Six Months Ended
                           February 28, February 28, February 28, February 28,
                               1994        1995         1994         1995
Revenues from contracts         100.0%     100.0%      100.0%      100.0%
Cost and expenses:
 Direct and allocable contract
 costs                           86.5       86.7        86.1        87.0
 General and administrative       6.3        7.0         6.7         6.7
                              -------------------------------------------
 Total cost and expenses         92.8       93.7        92.8        93.7
                              --------------------------------------------

Operating profit                  7.2        6.3         7.2         6.3

Other income                      0.7        1.0         0.7         1.0
                              -------------------------------------------
Income before income taxes        7.9        7.3         7.9         7.3
Income taxes                      2.9        2.7         2.9         2.7
                              -------------------------------------------
Net income                       5.0%       4.6%        5.0%        4.6%
                              =============================================

<PAGE 13>
Revenues from contracts increased 10.3 percent for the three months ended February 28, 1995 and 8.3 percent for the six months ended February 28, 1995, as compared to the three months and six months ended February 28, 1994. Revenues from contracts are dependent upon the Company's ability to obtain new contracts and the continued funding of awarded contracts. The Company has not experienced significant funding reductions with respect to existing contracts, although such reductions could occur in the future.
The  Company believes, however, that opportunities will continue  to
exist for   contract  awards  in  the  technical  sectors  of  DOD,
NASA, state governments and other government agencies which will provide the Company with the ability to increase revenues.

Costs  and  expenses as a percentage of revenues from contracts  were
93.7 percent for the three months and six months ended February 28, 1995, as compared to 92.8 percent for the three months and six months ended February 28, 1994. Operating profit as a percentage of revenues from contracts was 6.3 percent for the three months and six months ended February 28, 1995, as compared to 7.2 percent for the three months and six months ended February 28, 1994. The increased costs as a percentage of contract revenues and the decrease in operating profit are a result of planned increases in business development efforts and an increase in subcontractor and direct material costs on time and material contracts, which are passed through to customers with no fee. Increased competition may result in reduced fees on new contract awards. Significant changes in the level of subcontractor and direct material costs could impact profit margins.

Other income increased from $228,000 for the three months and $443,000 for the six months ended February 28, 1994, to $379,000 for the three months and $671,000 for the six months ended February 28, 1995.
Other income consists primarily of interest income. Substantially all available cash of the Company is invested in interest bearing accounts and fixed income instruments.

Net income was $1,676,000 for the three months and $3,304,000 for the six months ended February 28, 1995, as compared to $1,632,000 for the three months and $3,325,000 for the six months ended February 28, 1994, a decrease of 0.6 percent and an increase of 2.7 percent, respectively. Net income as a percentage of revenues from contracts decreased from 5.0 percent for the three months and six months ended February 28, 1994 to 4.6 percent for the three months and six months ended February 28,1995.

<PAGE 14>
PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 12, 1995, the annual meeting of the Company's stockholders was held at the Corporate Headquarters in Huntsville, Alabama. Proxies were solicited and cast by the Company's transfer agent, Chemical Bank, New York, New York. Matters put to vote and acted upon were the election of the Board of Directors of the Company, amendment to the Nichols Research Corporation 1991 Incentive Stock Option Plan, and the ratification of the Company's external auditors.

All directors were elected for a term of one year and will serve until the next annual meeting. Directors elected were as follows:

                                      For      Withheld
Chris H. Horgen                     5,075,278   295,629
Michael J. Mruz                     5,045,299   325,608
Roy J. Nichols                      5,075,415   295,492
Patsy L. Hattox                     5,045,449   316,458
Roger P. Heinisch                   5,083,498   287,409
William E. Odom                     5,083,172   287,735
James R. Thompson, Jr.              5,076,104   294,803
John R. Wynn                        5,058,204   312,703
Phil E. DePoy                       5,073,601   297,306
Robert W. Hager                     5,082,288   288,619

The  Nichols  Research  Corporation 1991 Incentive Stock  Option  Plan
was amended.   Voting for amendment were 4,063,532 shares, voting against were 288,619 shares and 113,739 shares abstained.

Ernst  &  Young,  LLP  was ratified to serve as the  Company's independent auditors  for  the  fiscal  year  ending  August  31,  1995.
Voting   for ratification  were 5,230,336 shares, voting against were
9,667  shares  and 130,904 shares abstained.



<PAGE 15>
                               SIGNATURES

                        MANAGEMENT REPRESENTATION

    The Balance Sheets at February 28, 1995, and February 28, 1994 as well as the Statements of Income, Statements of Changes in Stockholders' Equity and Statements of Cash Flows for the three months and six months ended February 28, 1995 and February 28, 1994, are unaudited by independent public accountants; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented and financial position for the dates presented have been made.

Date: April 14, 1995                    Allen E. Dillard
                                   ----------------------------
                                   Allen E. Dillard
                                   Chief Financial Officer
                                   (Principal Finance and Accounting
                                    Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: April 14, 1995                    Allen E. Dillard
                                   ----------------------------
                                   Allen E. Dillard
                                   Chief Financial Officer
                                   (Principal
                                    Finance and
                                    Accounting
                                    Officer)