Form 10-Q
period 1995-05-31
NICHOLS RESEARCH CORP /AL/
filed 1995-07-17
CIK 806388

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                           _____________________

                                 FORM 10-Q

         (X)      QUARTERLY REPORT PURSUANT TO
                          SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended May 31, 1995

                                    OR

         (   )   TRANSITION REPORT PURSUANT TO
                          SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               For The Transition Period From _____________
                                 To  _____________
                           _____________________

                       Nichols Research Corporation

                      Commission File Number 0-15295
          (Exact name of registrant as specified in its charter)
                           _____________________

             DELAWARE                 63-0713665
         (State or other jurisdiction of     (I.R.S. Employer
         incorporation or organization) Identification no.)

                       4040 Memorial Parkway, South
                      Huntsville, Alabama  35802-1326
                              (205) 883-1140
            (Address, including zip code, of principal offices)
                           _____________________

                                 NO CHANGE
    (Former name, address and fiscal year if changed since last report)
                           _____________________

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES X                NO __
Indicate the number of shares outstanding of each of the issuerOs classes of common stock, as of the latest practical date.

                       COMMON  STOCK, $.01 PAR VALUE
               6,203,746 SHARES OUTSTANDING ON  May 31, 1995
                           _____________________




                                 FORM 10-Q


                       NICHOLS RESEARCH CORPORATION

            QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 1995

                                   INDEX



                                                       Page

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statements of Income for the
           Three Months and Nine Months Ended May 31,
           1994 and May 31, 1995                          1

           Consolidated Balance Sheets as of August 31,
           1994, May 31, 1994 and May 31, 1995            2-3

           Consolidated Statements of Changes in
           Stockholders' Equity for the Nine Months
           Ended May 31, 1994 and May 31, 1995            4

           Consolidated Statements of Cash Flows for the
           Year Ended August 31, 1994 and for the Nine
           Months Ended May 31, 1994 and May 31, 1995     5

           Notes to Consolidated Financial Statements     6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                     7-9


Part II    OTHER INFORMATION

Item 6.(b)Reports on Form 8-K

           The Company has not filed any reports on Form
           8-K for the three months ended May 31, 1995.

           Signatures                                     10

                       NICHOLS RESEARCH CORPORATION

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                     CONSOLIDATED STATEMENTS OF INCOME


                         For the Three Months Ended    For the Nine Months Ended
                             May 31,   May 31,            May 31,    May 31,
                             1994       1995               1994       1995
                         _______________________________________________________
                              (amounts in thousands except per share data)

Revenues from
contracts                 $35,561     $44,444            $102,428    $116,848

Costs and expenses:
 Direct and allocable
 contract costs            30,943      38,183              88,495     101,165
 General and
 administrative             2,299       3,848               6,801       8,713
                         -----------------------------------------------------
Total costs and
  expenses                 33,242      42,031              95,296     109,878
                         -----------------------------------------------------

Operating profit            2,319       2,413               7,132       6,970

Other income                  211         516                 653       1,188
                         -----------------------------------------------------
Income before income
taxes                       2,530       2,929               7,785       8,158
Income taxes                  930       1,100               2,860       3,025
                         -----------------------------------------------------
Net income                 $1,600      $1,829              $4,925      $5,133
                         =====================================================

Net income per common
share                        $.26        $.29                $.79        $.83
                         =====================================================

Weighted average number
of common and common
equivalent shares       6,189,536   6,299,391           6,272,238   6,211,111
                         =====================================================


NOTE: The Company has not declared or paid dividends in any of the periods presented.
                        CONSOLIDATED BALANCE SHEETS


                                   August 31,     May 31,     May 31,
                                     1994          1994        1995

                                  ___________________________________________
          ASSETS
                                           (amounts in thousands)

Current assets:
 Cash and temporary cash
  investments                      $19,355       $ 16,609     $ 25,345
Contract receivables                39,620         35,806       43,872
 Deferred income taxes               1,283          1,459        1,283
 Other                               2,010          1,572        1,310

                                 ____________________________________________
      Total current assets          62,268         55,446       71,810

Long-term investments                7,894          9,362        4,542

Furniture, fixtures and equipment,
at cost:
 Furniture and equipment            12,472         12,257       14,350
 Vehicles                               29            29            29
 Leasehold improvements              1,160         1,135         1,607
 Equipment - contracts               5,771         5,771         5,771

                                  ___________________________________________
                                    19,432        19,192        21,757
 Less accumulated depreciation       8,924         8,342        11,424

                                  ___________________________________________
   Net furniture, fixtures
     and equipment                  10,508        10,850        10,333

Other assets                            91           135         5,383

                                  ___________________________________________

Total assets                       $ 80,761       $75,793     $ 92,068

                                  ===========================================


                       NICHOLS RESEARCH CORPORATION

                              BALANCE SHEETS


                                    August 31,   May 31,      May 31,
                                     1994        1994          1995
LIABILITIES AND STOCKHOLDERSO EQUITY
Current liabilities:
 Trade accounts payable             $12,483      $8,703       $10,556
 Accrued employee leave               2,852       2,911         3,412
 Accrued salaries                     1,494       1,275         1,965
 Income taxes payable                     -           -           833
 Accrued profit sharing
 contribution                           385       1,310         1,842
 Current maturities of
 long-term debt                         962         962         1,206
 Other                                    -           -           399
                                   -----------------------------------------
   Total current liabilities         18,176      15,161        20,213

Deferred income taxes                   949         478           949


Long-term debt:
 Industrial development bonds             -           -         2,000
 Long-term notes                      4,328       4,569         3,607
                                   ------------------------------------------
   Total long-term debt               4,328       4,569         5,607

Stockholders' equity:
 Common stock, par value $.01 per share
     Authorized - 10,000,000 shares
    Issued -  6,262,137, 6,246,889,
     and 6,388,123 shares, respectively  63          62            64
 Additional paid-in capital          22,528      22,387        23,778
 Retained earnings                   38,467      36,886        43,600
 Less cost of treasury stock 322,500,
      322,500 and 184,377 shares,
      respectively                   (3,750)     (3,750)       (2,143)
                                   ------------------------------------------
     Total stockholder'equity        57,308      55,585        65,299
                                   ------------------------------------------

Total liabilities and stockholders'
equity                              $80,761     $75,793       $92,068
                                   ==========================================




               STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY

                                        Additional
                            Common  Stock  Paid-In Retained
                            Shares  Amount Capital Earnings   Stock   Total

                              (amounts in thousands except per share data)

                               For the Nine Months Ended May 31, 1994

Balance, August 31, 1993  6,030,997  $60  $20,679   $31,961   $    -  $52,700

Sale of common stock        215,982    2    1,708         -        -    1,710

Net income for the period         -    -        -     4,925        -    4,925

Purchase of 15,000 shares
  of treasury stock               -    -        -         -   (3,750)  (3,750)

                       ---------------------------------------------------------

Balance, May 31, 1994     6,388,123 $62   $22,387   $35,886  $(3,750)  $55,585
                       =========================================================


                               For the Nine Months Ended May 31, 1995

Balance, May 31, 1994     6,262,137 $63  $22,528    $38,467  $(3,750)  $57,308

Sale of common stock        125,896   1    1,037          -        -     1,038

Net income for the period         -   -        -      5,133        -     5,133

Reissue 138,123 shares
  of treasury stock               -   -     213           -    1,607     1,820

                       ---------------------------------------------------------

Balance, May 31, 1995     6,388,123 $64 $23,778     $43,600  $(2,143)  $65,299

                      =========================================================

                         STATEMENTS OF CASH FLOWS


                                     Year Ended    For the Nine Months Ended
                                        August 31,     May 31,    May 31,

                                            (amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the period                $6,056         $4,925      $  5,133
Adjustments to reconcile net income
to net cash provided (used) by
operating activities:
 Depreciation and amortization            1,858          1,276         2,017
 Gain on sale of furniture,
 fixtures and equipment                     (14)           (14)            -
 Loss on sale of investments                  -              -            34
 Deferred income taxes                      647              -             -
Changes in assets and liabilities
net of effects of acquisitions:
 Contract receivables                     1,165          4,979        (2,535)
 Other assets                            (1,053)          (660)          823
 Trade accounts payable                    (107)        (3,887)       (2,373)
 Accrued employee leave                    (181)          (121)          468
 Accrued salaries                          (202)          (421)          419
 Income taxes payable                      (240)          (240)          703
 Accrued profit sharing contribution       (865)            60         1,413
 Other current liabilities                   (4)            (4)          241
                                    ----------------------------------------
 Total adjustments                        1,004            968         1,210
                                    ----------------------------------------
Net cash provided by operating
  activities                              7,510          5,893         6,343

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for furniture, fixtures and
equipment                                (7,301)        (7,057)       (1,328)
Purchase of long-term investments        (7,894)        (8,362)            -
Payment for non-compete agreements            -              -          (900)
Payment for the purchase of CSSi,
net of cash acquired                          -              -          (905)
Payment for the purchase of CCG,
net of cash acquired                          -              -        (1,964)
Payment for investment in TXEN, Inc.          -              -        (1,535)
Proceeds from maturity of long-term
investments                               1,000              -         3,284
Proceeds from the sale of furniture,
fixtures and equipment                       32             28             -
                                     ----------------------------------------
Net cash used by investing
activities                              (14,163)       (15,391)      (3,348)

                         STATEMENTS OF CASH FLOWS


                                      Year Ended      For the Six MonthsEnded
                                      August 31,    February 28,  February 28,

                                            (amounts in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock       1,851          1,710       1,039
Proceeds from sale of treasury stock         -              -         734
Proceeds from long-term notes            5,771          5,771           -
Proceeds for industrial development
bonds                                        -              -       2,225
Purchase of treasury stock              (3,750)        (3,750)          -
Payment of long-term debt                 (481)          (240)     (1,003)
                                   ------------------------------------------
Net cash provided by financing
activities                               3,392          3,491       2,995
                                   ------------------------------------------

Net increase (decrease) in cash         (3,261)        (6,007)      5,990

Cash and temporary cash
investments at beginning
of period                               22,616         22,616      19,355
Cash and temporary cash
investments at end of period         $  19,355      $  16,609     $25,345

                                  ============================================

Non-cash transactions:
Deferred compensation resulting
from the exercise on non-
statutory stock options              $       -      $       -     $    81
Issuanceof treasury stock as
consideration in purchase of CCG     $       -      $       -     $ 1,005





                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

The financial statements (and all other information in this report) have not been examined by independent auditors, but in the opinion of the Company, all adjustments, consisting of the normal recurring accruals necessary for a fair presentation of the results for the period, have been made.

Note 2 - Acquisitions and New Operations

On September 1, 1994 the Company acquired 100% interest in Communications & Systems Specialists, Inc., (CSSi), an information systems development company. Aggregate consideration of approximately $1,800,000 was paid. The financial statements as of and for the three months and nine months ended May 31, 1995 include the results of the acquired company.

On April 3, 1995 NRC Technical Services Corporation (NRCTSC), a wholly owned subsidiary, began operations. The financial statements as of and for the three months and nine months ended May 31,1995 include the results of the new company.

On May 16, 1995 the Company acquired 100% interest in Conway Computer Group
(CCG), a group of three information services companies. Aggregate consideration of $3,000,000 was paid at closing with an additional $900,000 of consideration payable, contingent upon achieving specified operating results as defined in the agreement. The financial statements as of and for the three months and nine months ending May 31, 1995 include the results of the acquired companies from the date of acquisitions.

Note 3 - Investment

In December 1994 the Company purchased a 19% interest in TXEN, Inc., an information systems development company in the healthcare industry. The Company paid approximately $1,500,000 and holds an option to purchase additional shares in the future.

Note 4 - Non-statutory Stock Options

On September 1, 1994 the president of the Company was granted and exercised options to purchase 70,000 shares of common stock of the Company. The shares are subject to mandatory repurchase by the Company for a period of two years at the exercise price in accordance with the terms of the employment agreement.

Note 5 - Long-term Debt

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

Note 6 - Subsequent Event

On  June  30, 1995 the Company acquired 100% interest in Computer  Services
Corporation  (CSC),  a  healthcare information system  company.   Aggregate
consideration of $7,550,000 was paid.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition

For the nine months ended May 31, 1995, operating activities provided $6,343,000 in cash as compared to $5,893,000 during the nine months ended May 31, 1994. Proceeds from the sale of the Company's common stock during the nine months ended May 31, 1995 were $1,039,000 as compared to $1,710,000 during the nine months ended May 31, 1994. The Company reissued treasury stock, generating $734,000 in cash for the nine months ended May 31, 1995.

The Company's working capital was $51,597,000 at May 31, 1995 as compared to $40,285,000 at May 31, 1994. The Company's working capital ratios were 3.55:1 at May 31, 1995 as compared to 3.66:1 at May 31, 1994. The Company also has $4,542,000 invested primarily in fixed income instruments at May 31, 1995, as compared to $9,362,000 at May 31, 1994.

The Company increased its bank line of credit to $26,000,000 from $22,000,000 in January 1995. The line of credit consists of $15,000,000 unsecured and $11,000,000 secured by contract receivables. During the six months ended May 31, 1995, the Company had no outstanding borrowings under the provisions of this line of credit.

The Company received $2,225,000 in January 1995 of industrial development bond proceeds from the State of Alabama. The funds are restricted for use in acquiring certain capital assets as approved by the State Industrial Development Authority. The bond is secured by a letter of credit.

The Company used approximately $3,800,000 and reissued 68,123 shares of treasury stock, valued at approximately $1,000,000, for the acquisition of various companies during the nine months ended May 31, 1995. The Company also invested approximately $1,500,000 in another company with an option to acquire the company at a future date.

The Company purchased $1,328,000 of capital assets during the nine months ended May 31, 1995, as compared to $7,057,000 during the nine months ended May 31, 1994. In fiscal year 1994 the capital asset purchases included $5,771,000 of computer hardware for lease to a customer under a computer system integration contract. The Company is actively seeking new contracts for information systems development and computer systems integration which could require the Company to acquire substantial amounts of computer hardware for resale or lease to customers. Significant new awards for computer systems integration programs could require the Company to obtain additional financing from banks or other sources.

During the nine months ended May 31, 1995, the Company won new contract awards totaling approximately $135,153,000 as compared to approximately $107,400,000 for the nine months ended May 31, 1994. The trend in contract awards is for increased amounts to be awarded in options.

The Company's backlog at May 31, 1995 and May 31, 1994, was as follows:

                                      1994           1995
Base period contracts and
  exercised options, net
  of services provided            $271,500,000   $289,560,000
Options                            205,600,000    230,441,000
  Total                           $477,100,000   $520,001,000

                           RESULTS OF OPERATIONS

                              For the Nine Months Ended
                                 May 31,       May 31,     Amount of  Percent
                                  1994          1995       Change     Change
                                ---------------------------------------------
                                       (amounts in thousands)
Revenues from contracts       $ 35,561        $44,444       $8,883     25%

Cost and expenses:
 Direct and allocable contract
 costs                          30,943         38,183        7,240     23
 General and administrative      2,299          3,849        1,550     67
                                 -------------------------------------------
 Total cost and expenses        33,242         42,031        8,789     26
                                 -------------------------------------------

Operating profit                 2,319          2,413           94      4

Other income                       211            516          305     144
                                 -------------------------------------------
Income before income taxes       2,530          2,929          399      16
Income taxes                       930          1,100          170      18
                                 -------------------------------------------
Net income                    $  1,600        $ 1,829       $  229      14%
                                 ===========================================



                               For the Nine Months Ended
                                 May 31,       May 31,     Amount of   Percent
                                  1994         1995          Change    Change
                                       (amounts in thousands)
Revenues from contracts         $102,427     $116,849        $14,422     14%

Cost and expenses:
 Direct and allocable contract
 costs                            88,496      101,165         12,669     14
 General and administrative        6,800        8,714          1,914     28
                                 -------------------------------------------
 Total cost and expenses          95,296      109,878         14,582     15
                                 -------------------------------------------

Operating profit                   7,131        6,971           (160)    (2)

Other income                         654        1,187            533     82
                                -------------------------------------------
Income before income taxes         7,785        8,158            373      5
Income taxes                       2,860        3,025            165      6
                                -------------------------------------------
Net income                      $  4,925      $ 5,133         $  208      4%

                                ===========================================



                           RESULTS OF OPERATIONS


                            For the Three Months Ended  For the NineMonths Ended
                                   February 28,               February 28,
                                  1994       1995        1994        1995
Revenues from contracts          100 %      100 %       100  %      100  %

Cost and expenses:
 Direct and allocable contract
 costs                            87         86          86          87
 General and administrative        7          9           7           7
                              ---------------------------------------------
 Total cost and expenses          94         95          93          94
                              ---------------------------------------------

Operating profit                   6          5           7           6

Other income                       1          1           1           1
                              ---------------------------------------------
Income before income taxes         7          6           8           7
Income taxes                       2          2           3           3
                              ---------------------------------------------
Net income                         5 %        4 %         5  %        4  %

                              ===================================================

Revenues from contracts increased 25 percent for the three months ended May 31, 1995 and 14 percent for the nine months ended May 31, 1995, as compared to the three months and nine months ended May 31, 1994. Revenues from contracts are dependent upon the Company's ability to obtain new contracts and the continued funding of awarded contracts. The Company has not experienced significant funding reductions with respect to existing contracts, although such reductions could occur in the future.

Costs and expenses as a percentage of revenues from contracts were 86 percent for the three months and 87 percent for the nine months ended May 31, 1995, as compared to 87 percent for the three months and 86 percent for the nine months ended May 31, 1994. Operating profit as a percentage of revenues from contracts was 5 percent for the three months and 6 percent for the nine months ended May 31, 1995, as compared to 6 percent for the three months and 7 percent for the nine months ended May 31, 1994. The decrease in operating profit is a result of planned increases in business development efforts and an increase in subcontractor and direct material costs on time and material contracts, which are passed through to customers with no fee. Increased competition may result in reduced fees on new contract awards. Significant changes in the level of subcontractor and direct material costs could impact profit margins.

Other income increased to $516,000 for the three months and $1,187,000 for the nine months ended May 31, 1995 from $211,000 for the three months and $654,000 for the nine months ended May 31, 1994. Other income consists primarily of interest income. Substantially all available cash is invested in interest bearing accounts and fixed income instruments.

Net income was $1,829,000 for the three months and $5,133,000 for the nine months ended May 31, 1995, as compared to $1,600,000 for the three months and $4,925,000 for the nine months ended May 31, 1994, for an increase of 14 percent and 4 percent, respectively. Net income as a percentage of revenues from contracts decreased from 5 percent for the three months and nine months ended May 31, 1994 to 4 percent for the three months and nine months ended May 31, 1995.
                                 SIGNATURES

                          MANAGEMENT REPRESENTATION

    The Balance Sheets at May 31, 1995, and May 31, 1994 as well as the Statements of Income, Statements of Changes in Stockholders' Equity and Statements of Cash Flows for the three months and nine months ended May 31, 1995, and May 31, 1994, are unaudited by independent public accountants; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented and financial position for the dates presented have been made.




Date:     July 14, 1995            Allen E. Dillard
                                   ----------------------------
                                   Allen E. Dillard
                                   Chief Financial Officer
                                   (Principal Finance and Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:     July 14, 1995            Allen E. Dillard
                                   ----------------------------
                                   Allen E. Dillard
                                   Chief Financial Officer
                                   (Principal Finance and Accounting Officer)