Form 10-K
period 1995-08-31
NICHOLS RESEARCH CORP /AL/
filed 1995-11-29
CIK 806388

                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.    20549

                               FORM 10-K

        (X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE  SECURITIES EXCHANGE ACT OF 1934 FOR THE
                   FISCAL YEAR ENDED AUGUST 31, 1995.
      (  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
             TRANSITION PERIOD FROM ________ TO _________.

                     Commission file number 0-15295

                      NICHOLS RESEARCH CORPORATION
         (Exact name of registrant as specified in its charter)

         Delaware                                        63-0713665
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

  4040 South Memorial Parkway
      Huntsville, Alabama                                 35802-1326
(Address of principal executive offices)                  (Zip Code)

The registrant's  telephone number including area code:  (205) 883-1140

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                            Name of each exchange
            None                                            None

Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock, par value $.01 per share
                            (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   As of November 1, 1995, there were 6,343,569 shares of Nichols Research Corporation Common Stock, $.01 par value outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $116,045,000 based on the closing price of such stock as reported by NASDAQ on November 1, 1995, assuming that all shares beneficially held by officers and members of the registrant's Board of Directors are shares owned by "affiliates," a status which each of the officers and directors individually disclaims.

                  DOCUMENTS INCORPORATED BY REFERENCE

Documents                                           Form 10-K Reference

Portions of the Proxy Statement for the             Part III
   January 11, 1996 Annual Shareholders' Meeting

PART I

ITEM 1. BUSINESS

General

   Nichols Research Corporation (the " Company") provides information and technology services (I/T) through contracts with various agencies of the United States Department of Defense (DoD), other federal agencies, state governments and commercial customers. In its first year of operation, the Company performed contracts for one DoD agency and subcontracts for six prime defense contractors, all in the area of strategic defense. The Company expanded its customer base and diversified and now offers the following services to a variety of government and commercial customers:

  -  Sensor Systems and Technology
  -  Missile and Air Defense Systems and Technologies
  -  Space Surveillance and Avionics
  -  Army Tactical Systems and Technologies
  -  Intelligence Programs
  -  Computer System Integration
  -  Information Systems Support
  -  Information System Development
  -  Advanced I/T Applications
  -  Healthcare Information Services
  -  Commercial I/T Consulting

   The Company operates 25 offices located near its customers throughout the United States. In 1995, the Company performed services on over 225 contracts with more than 50 different federal, state government, and commercial customers. The Company was awarded contracts during the fiscal year ended August 31, 1995, having a total value of approximately $174,049,000 including options having a value of $65,522,000. A majority of the Company's contracts are competitively bid and awarded on the basis of technical merit, personnel qualifications, experience, and price. The Company also receives some contract awards involving special technical capabilities on a negotiated, noncompetitive basis due to the Company's unique technical capabilities in special areas. For the year ended August 31, 1995, the Company's contract revenues were approximately 48% from cost reimbursement contracts and 52% from time-and-materials contracts and fixed price contracts. On August 31, 1995, the Company had a backlog of $505,744,000 under existing contracts, including options having a value of $217,767,000.

   The Company has provided technical services related to the Strategic Defense Initiative (SDI) since 1983 when the Strategic Defense Initiative Organization (SDIO) was formed. In 1993, SDIO changed its name to the Ballistic Missile Defense Organization (BMDO). BMDO's mission continues to be Ballistic Missile Defense (BMD) with emphasis on Theater Missile Defense (TMD) and National Missile Defense (NMD). The Company's contract revenues from BMD programs were approximately $84,300,000 in 1993, $64,400,000 in 1994, and $56,358,000 in 1995. Approximately 33% of the Company's revenues in 1995 were from contracts related to BMD, compared to 44% of revenues in 1994 and 53% of revenues in 1993 from such contracts. The decrease in revenues from BMD related contracts is attributable to the Company's diversification efforts and reductions in BMD related contract awards. Strategic defense has existed for more than 26 years as a mission of DoD through activities such as the BMD program. If a decision were made to substantially reduce the scope of current BMD programs, or to eliminate the BMDO, management believes that many national and theater missile defense programs, including some research and development areas that existed prior to the creation of SDIO/BMDO, would continue to be funded by the Army, Air Force, and other DoD agencies.
However, while the Company has diversified, a decision to reduce significantly or eliminate BMD and TMD funding could have an adverse affect on the Company's revenues and income.

   The Company has achieved success in diversifying its business by expanding its customer base for the Company's services. New customers include non-DOD federal agencies, state and local governments, and commercial businesses. Services provided to these customers include I/T, intelligence, healthcare information systems, and commercial I/T products and consulting. With the growth of the non-BMD business, the Company's revenues from non-BMD programs increased from 21% of revenues in 1987 to 67% of revenues in 1995. For the fiscal year ending August 31, 1996, the Company anticipates that approximately 70% of its revenue from contracts will be related to non-BMD programs.

   The Company has been actively expanding its business in I/T to provide a full range of services including the integration of high performance supercomputers, development of turnkey information systems, transaction processing, and computer facility management and operation. The expansion of the Company's business activities into I/T has been a logical progression of applying defense technical and systems engineering experience to solving the I/T needs of other customers.

   In fiscal year 1995, the Company enhanced its diversification effort in the I/T market by acquiring Communications and Systems Specialists, Inc. (CSSi), which provides I/T services primarily in the client/server area for federal government clients, Conway Computer Group, Inc. (CCG), which provides I/T products and services to commercial customers, and Computer Services Corporation (CSC), which provides I/T products and services to healthcare provider customers. The Company also acquired 19.9 percent of the capital stock of TXEN, Inc. (TXEN) with an option to purchase the
remaining captial stock in 1998.   TXEN provides I/T products and services to
the managed care industries. These four companies provide the domain knowledge and client base to assist the Company in establishing itself as an I/T services provider in commercial, healthcare, and government information systems markets.

Sensor Systems and Technology

   The cornerstone of the Company's traditional defense business is work involving the development, integration, and support of strategic and tactical sensor systems for defense applications. Sensor system capabilities cover all program aspects from developing sensor and application requirements to
hardware development  and  testing.   The  Company has an experienced staff,
established techniques and disciplines for design and analysis of systems and subsystems, and has developed automated tools which are necessary to the development of sophisticated electronic systems.

   The Company's 19 years of experience in this field cover the full spectrum of activities associated with the development of sensor systems for ground, space, and airborne applications. These capabilities have served as the foundation for broader systems engineering applications for missile, air, and other defense systems and programs.

   Major customers include the U.S Army, U.S. Navy, U.S. Air Force, and joint service organizations. The Company's experience includes research for detecting targets in camouflaged locations and ice on aircraft wings and control surfaces; development of models and simulations for cost-effective design and evaluation before system production; planning for space and atmospheric sensor testing; and operating a research facility for testing and developing improved techniques for identification of targets.

Missile and Air Defense Systems and Technologies

   Under current contracts with a total award value of over $225,000,000, the Company provides systems engineering services to support the development of major missile and air defense systems, including technologies for theater and national missile defense. The Company performs work for BMDO, the U.S. Army, U.S. Air Force, and the U.S. Navy. The Company directly supports the PATRIOT management team for the PATRIOT Advanced Capability-3 (PAC-3) Hit-to-Kill missile, an upgrade to the system that was tactically and strategically successful during Desert Storm. The Company has developed a unique planning and control strategy which is allowing the government to meet design goals culminating in program preliminary design review, an essential first step to building deployable PAC-3 improvements for the U.S. Army's tactical element of TMD.

Space Surveillance and Avionics

   The Company's expertise in optical sensor and geolocation technologies, and its ability to develop sophisticated computer simulations to evaluate the performance of candidate architectures, have resulted in successful programs involving satellite and other space applications. The Company is involved in establishing the architecture of future space surveillance and avionics systems for the U.S. Air Force, the U.S. Navy, and other customers such as the Australian Defense Force. Under an $83,000,000 contract, the Company is providing cost effectiveness studies, developmental engineering, systems engineering, and systems integration to assist the U.S. Air Force space activities with both architecture and system design solutions.

Army Tactical Systems and Technologies

   The Company is a major contributor to state-of-the-art Army tactical systems and technologies providing technical support to Army project offices and research and development centers. The Company provides tactical systems services under active contracts valued at over $268,000,000 including awards of $54,000,000 in 1995.  The Company develops high-fidelity simulations for
Army weapon systems used for missile cost-effective concept definition, design, and analysis. The Company also conducts lethality and vulnerability
studies of  various  weapons  systems.   The knowledge and capabilities gained
from creating and executing these simulations, along with computer network integrations and high resolution scene generation skills, assisted the Company in obtaining contracts which contribute to simulation programs known as Distributive Interactive Simulation (DIS) and Virtual Prototype Simulation (VPS) efforts. Simulations provide a significant cost benefit to the Army by saving hardware, labor hours, and test range expenses. As the Army increasingly uses simulations to improve weapons, the Company is involved in developing applications using DIS and VPS to achieve cost savings.

Intelligence Programs

   Under contracts having a value of over $85,000,000, the Company is performing hardware systems evaluation and integration, hardware-in-the-loop test and evaluation, and system signature analysis and prediction for ground missile and air defense systems. Results of its work aid U.S. weapon system developers in producing more effective products that give U.S. operational forces greater combat leverage. Additionally, the Company is applying advanced telecommunications I/T to help customers respond to rapid advances in communications intelligence.

Computer System Integration

   Building on its technical capabilities in the traditional defense business areas, the Company has experienced success in the I/T market place in both large-scale and small-scale computer systems integration. The Company provides services in the major functional areas of high performance computing, enterprise networking, and office automation including high-end supercomputer architec-tures and applications; high-speed, highly available networking technologies; advanced visualization systems; and on-line, high-integrity data storage and archival systems. The Company is an integrator for many manufacturers and suppliers of supercomputers, workstations, personal computers, and networking equipment.

   The Company also offers a wide range of training services utilizing innovative techniques and tools such as computer-based training aids to promote high productivity and efficient use of installed systems. These training services include personal computer applications as well as advanced supercomputing applications.

Information Systems Support

   The   Company   provides   operating  and  support  services  for  existing
information systems and assists in the development of enhancements that allow these existing systems to meet changing business requirements. Services provided include workflow management training to improve the clients' abilities to use their existing I/T capabilities, support of video conferences, and document imaging to reduce paperwork.

   The Company is currently using its I/T resources to perform a $35,000,000 contract, awarded in 1995 from the Centers for Disease Control and Prevention and Agency for Toxic Substances and Disease Registry, to upgrade, maintain, and manage its microcomputer local and wide area networks for its primary facility in Atlanta, Georgia, offices in the 50 states, and a number of other locations around the world.

Information Systems Development

   The Company has  a  proven  track  record  in  the design, development, and
support  of turnkey information systems, distributed   client/server  software
systems and real-time software applications. The Company's services in object-oriented design offer customers component software solutions in a manner similar to modular building design. Data warehousing services provided by the Company offer customers easy and uniform access to data despite differences in platforms, systems, applications, and database structures, while maintaining data security.

   In developing turnkey systems, the Company provides services from the inception of each project through the delivery of the completed software system. Once the system is delivered, the Company provides training and support during the life of the system.

Advanced I/T Applications

   Advanced I/T Applications range from large-scale simulation development and custom software systems to prototype hardware systems and low-volume custom production. The Company is responsible for the design, development, and support of large-scale simulations and high-fidelity models in a variety of computer languages and hardware platforms and has developed technologies for user-friendly interfaces and advanced simulation applications. The Company provides services in the areas of data compression, machine vision, neural networks, artificial intelligence, and image processing and analysis. Other capabilities include the development and utilization of custom workstations, test instrumentation, and other specialized hardware systems.

Healthcare Information Services

   The Company's experience in systems engineering and integration has permitted the Company to address new business opportunities. Management believes that the healthcare industry represents an emerging and growing market. The Company's goal is to provide system integration and reengineering services and products for an integrated healthcare delivery system. The Company believes its experience in systems engineering, advanced information technologies and complex systems integration projects, will provide a signifi-cant market differential. The Company's first major contract in this new business area valued at $3,500,000 was recently awarded by The Elysium Corporation to provide an integrated healthcare delivery system. In this regard, the Company has applied its I/T experience to provide cost-effective integrated information systems and services for healthcare providers and managed care delivery systems. The Company offers computer-aided claims adjudication for worker's compensation claims, customized software development, and I/T consult-ing services to the healthcare industries. The Company also offers a practice management system that provides numerous financial and administrative services to healthcare providers, on transaction basis.

   The Company acquired 19.9 percent of the capital stock of TXEN with an option to purchase the remaining capital stock in 1998. TXEN provides information systems to managed care organizations and other healthcare organizations. TXEN's system handles office management and automated claims adjudication for physicians, hospitals, and carriers. It provides managed care modules to assist physician organizations and managed care organizations in pricing their services. TXEN primarily provides their services on a transaction basis. The Company coordinates marketing activities with TXEN and currently provides I/T services to TXEN.

Commercial I/T Consulting

   As part of its diversification initiative, the Company has, through direct contract awards and corporate acquisitions, successfully established an I/T commercial consulting services business. The Company was awarded a contract valued at approximately $20,000,000 from Federal Express Corporation (FedEx) to provide interactive training workstations FedEx field offices nationwide and to provide for training FedEx personnel to use Company designed software. The Company also provides other commercial I/T consulting services in the following areas:

     -   Networking
     -   System integration and imaging
     -   Application training
     -   Local area network engineering and support
     - Turnkey design, development and implementation of user command and software
     -   Reengineering studies
     -   Client server conversions and development
     -   Contract programming

   The Company provides consulting services to the telecommunications, insurance/healthcare, transportation and other commercial industries. The Company has also entered into a joint venture to provide installation and associated integration services for SAP software systems. The joint venture was awarded a $1,000,000 contract to install the SAP software at the other joint venturer's facility in Baton Rouge, Louisiana.

Customers

   The Company performed services on over 225 active contracts with more than 50 different customers during 1995. The majority of the Company's revenues are from contracts with DoD and other government agencies. For the fiscal year ended August 31, 1995, approximately 34% of contract revenues were from contracts with the Army Missile Command (MICOM), 19% of contract revenues were from contracts with the U.S. Army Space and Strategic Defense Command (SSDC), 7% of contract revenues were from contracts with BMDO, 6% of contract revenues were from contracts with the United States Air Force (USAF) Space and Missile Systems Center (SMC), and 5% of contract revenues were from contracts with FedEx. No other customer accounted for more than 5% of the Company's revenues from contracts.

   U.S. Army. The U.S. Army has been a major customer since the Company's inception. During 1995, support to the Army involved 10 organizations at 7 different locations.

   Under several contracts to MICOM, technical services are provided to the Research and Development Center, MICOM support directorates, the Program Executive Officer for Tactical Missiles on such missile systems as ATACMS, MLRS, E-FOG, STINGER, JAVELIN, BAT, ATEM, TOW, AVENGER, BFV, RFPI and CHAPARRAL.

   The Company is supporting the U.S. Army's Aviation and Troop Command in St. Louis, Missouri through the Program Executive Office - Aviation. The main services include providing system engineering analysis, assessment of the Target Acquisition Designation Sight and the Pilot Night Vision Sensor for the
Apache helicopter,   analytical   integration   of   the   advance  aircraft
survivability equipment, and engineering analysis and concurrent engineering for the aviation life support equipment.

   SSDC, located  in  Huntsville, Alabama, is the Company's longest continuous
customer and remains a  major  customer.   The  Company  serves  a  variety of
project and technology directorates of SSDC.

   The Company provides support to the Program Executive Office-Missile Defense and major weapons systems development programs including Theater High-Altitude Air Defense (THAAD), Patriot, PAC-3, NMD, Corps Sam, and Army Enclave Integration and Interoperability. It also is instrumental in development of major system and subsystem simulations and test beds for sensor, air defense, theater missile defense, and strategic programs.

   The Company provides support to the U.S. Army Simulation, Training and Instrumentation Command (STRICOM) in the development of threat simulators to be used for testing and training programs.

   For the Corps of Engineers' Waterways Experiment Station, the Company is supporting the development of Camouflage, Concealment & Decoy (Deception) and Charge-Coupled Device (CCD) technologies for U.S. Army fixed facilities.

   U.S. Air Force. The Company has a broad relationship with the U.S. Air Force, principally through the Air Force's acquisition centers and laboratories and through Air Force Space Command. In 1995, the Company supported 9 organizations at many different locations. The Company provided engineering services to a number of programs of the Space and Missile Systems Center in Los Angeles, California. Many of these services were for the Space and Missile Tracking System, a space-based surveillance system. For Wright Laboratory at Wright-Patterson Air Force Base, Ohio the Company designs algorithms for infrared surface-to-air threat warning and evaluates new materials and their suitability for military space structures and re-entry vehicles. The Company has done technology assessment and mission effectiveness analysis for the Deputy for Developmental Planning at the Aeronautical Systems Center. The Company provides software quality assurance services to the Air Force Operational Test and Evaluation Center at Kirtland Air Force Base, New Mexico. The Company also supports Phillips Laboratory in Albuquerque, New Mexico, by assessing infrared focal plane array and cryogenic technologies for space applications; performing data reduction for sensors aboard test aircraft; assessing the space qualification of microelectronics; and developing technology for space structures and spaceborne radar.

   The Company has contracts with the Wright Laboratory's Armament Directorate at Eglin Air Force Base, Florida, to develop, maintain, and distribute the Air Force Standard Tactical Air-to-Surface Signature Prediction Code, develop real-time non-proprietary algorithms for insertion into solid state ladar seekers, develop an algorithm rapid prototyping tool, upgrade standard air-to-air engage-ment routines to include near-field electromagnetic wave propagation effects, and develop sensor modeling tools. The Company also supports the Aeronatical Systems Division at Eglin Air Force Base in the development and maintenance of the base-wide software inventory database, and the development of a simulation approach for target drones employing Inertial Navigaition System/ Global Position System (INS/GPS) guidance.

   For Air Force Space Command at Peterson Air Force Base, Colorado the Company develops software tools that are used by the Air Force for satellite tracking through the North American Air Defense (NORAD) Cheyenne Mountain Complex.
At Falcon Air Force Base, the Company develops command decision aid software for the ALERT missile warning system within the Space Warfare Center.

   The Company performs research and development for Rome Laboratory elements located at Griffiss Air Force Base, New York and at Hanscom Air Force Base, Massachusetts. The Company is developing algorithms for ionospheric clutter characterization and for tracking high frequency radar targets in clutter; developing a simulation for analysis of the battle damage assessment command and control process; and developing new and innovative modeling and simulation techniques.

   Ballistic Missile Defense Organization (BMDO). As the prime contractor for the Sensor/Mid-Course Space Experiment (MSX) System Engineering and Technical Assistance Program, the Company provides support and research in technology development and experiments for the Advanced Sensor Technology (ASTP), the Discriminating Interceptor Technology (DITP), and the MSX Programs. Technical services are provided to perform research in the areas of passive sensors, laser radars, interactive discrimination, microwave radars, and advanced processors for signal processing. In addition, a wide variety of ground-based, atmospheric, and space-based experiments are designed and supported.

   Under  a  subcontract  for  the  BMDO Technology  Readiness  and  Strategic
Relations Program, the Company provides system engineering and technical assistance for the development and integration of BMD systems, including program planning, NMD readiness, and battle management/command, control and communications (BMC3). This effort includes support for strategic planning activities, mission analyses to assess United States and allied BMD mission perspectives and concepts, cost and operational effectiveness analysis (COEA) development for missile defense programs, threat assessment and system threat mitigation; support to various BMD programs, including sensor tracking concepts and mission analysis; interceptor systems analysis; test and evaluation assessment; and, software engineering and maintenance.

   Under a subcontract  for  countermeasures  analysis  and  integration,  the
Company provides BMDO with an objective resource to evaluate potential countermeasures to tactical and strategic defense systems, both current and planned. This support has included infrared and radar signature generation; countermeasure suite design; system-level analysis of third-world intercontinental ballistic missile design and capabilities; tactical defensive system effectiveness analysis; high fidelity analysis support; and radar effectiveness analysis.

   U.S. Navy. Since 1988, the Company has been expanding its business with the U.S. Navy. The Company supports 8 different Navy organizations. The Company's largest contract with the Navy, with a value of approximately $13,000,000 over a period of 5 years, is to provide engineering services at the Naval Air Warfare Center, Point Mugu, California. Under this contract, the Company has developed and demonstrated a ground based prototype no-drop Walleye missile training simulation which has been flown interactively with an F-18 aircraft flying over the training range at Fallon, Nevada. The Company also supports the Naval Aviation Depot at Cherry Point, North Carolina in designing, developing and producing ground support equipment for the Cobra helicopter's Night Targeting System and in the development and production of support equipment for foreign military sales.

   In 1995, the Company was awarded a contact having a value of approximately $10,000,000 from the Naval Command, Control and Ocean Surveillance Center for continued support to the Innovative Sciences Technical Experimentation Facility within the Cape Canaveral, Florida, launch complex. Support services under this contract include operations, maintenance, experiment planning and conduct, data collection, and site upgrades and expansion.

   For the Navy Coastal Systems Station in Panama City, Florida, the Company is performing independent algorithm scoring and data analysis for the Cobra helicopter multi-spectral mine detection system, analyzing sensor concepts for Navy Special Warfare surveillance applications, and developing a gated-laser signature prediction model and database for the purpose of assessing the applicability of such a device for battlefield obscurant penetration.

   National Aeronautics and Space Administration (NASA). The Company's business with NASA includes contracts to support Space Shuttle, Earth Observation System and Advanced Xray Astrophysics Facility (AXAF) programs. The Company provides NASA with weld control system technology which complements NASA's work in automated welding.

   Also at Marshall Space Flight Center (MSFC), Huntsville, Alabama, the Company is providing engineering support for future space technology by providing the Earth Sciences Applications Division (ESAD) with the scientific information tools needed to perform research to characterize earth systems, their interactions with each other, and man's impact upon those systems.

   The Company also supports NASA's AXAF Off Line Software Program through systems engineering and software development and serves as facility manager for the Global Hydrology and Climate Center (GHCC).

   State Governments. The Company's business with state governments includes contracts to provide both computer system integration and information systems.

   The Company has been providing I/T services to the State of Alabama since 1990. The Company is currently the Systems Integration and Facilities Management contractor for the Alabama Supercomputer Authority. In this role, the Company operates and manages the George S. Wallace Supercomputer Center in Huntsville, Alabama, and provides wide area networking services throughout the state as the principal provider of Internet access to Alabama's universities, colleges, and state government agencies.

   Since 1993, the Company has been awarded three contracts with the State of Florida to perform information system support, business process re-engineering services, and software development.

   For the State of Mississippi, The Company has several projects under way for the Department of Mental Health. The Company has performed requirements studies for the Intermediate Care Facilities for the Mentally Retarded (ICF/MR) and the State Hospitals. As part of those studies, The Company developed a request for proposal document for client/server software and also assisted in evaluation of proposals received by the state. The Company will continue to assist with the implementation of those software systems through 1996 and will provide the design of the wide area network to support the packages.

   Commercial Consulting. In 1995 the Company was awarded a $20,000,000 contract by FedEx for I/T services and for which it received the FedEx Information and Telecommunications Contracting Supplier of the Year award for 1995. Under this contract, the Company provided an integrated UNIX multimedia training solution for FedEx the domestic stations and delivered over 1,000 computer workstations. Additionally, the Company developed a graphical user interface and network protocol software.

   The Company's subsidiary, CCG, performs a variety of computer consulting services for a diverse customer base, with specialties in the telecommunications, insurance/healthcare, transportation, and manufacturing industries. Other clients include banking/financial, education, government, distribution, engineering and entertainment firms. CCG's software development division designed and developed proprietary software products which are used to handle claims administration and premium accounting for worker's compensation and other lines of property/casualty insurance. These packages are marketed and supported on a national basis.

   Healthcare Information Services. The Company's subsidiary, CSC, is a regional provider of practice management services and systems to physician practices and clinical provider organizations. CSC's products and services include a transaction-based medical practice management network, a stand alone UNIX-based medical practice management system, and, a complete billing and accounts receivable management service. Currently, CSC provides practice management solutions to providers in substantially all major specialties and in practices that range in size from one to more than 200 physicians.

Competition

   The Company has substantial competition in all of its business areas. Some of its competitors are large, diversified firms having significantly greater financial resources than the Company. Competition in the Company's business areas is influenced by technical capability, performance, and price. Management believes that its ability to recruit and retain highly skilled and technically competent personnel has been a substantial factor in development of the Company's business and its ability to win contracts in a competitive environment.

Marketing

   The  Company's  marketing  activities   are   directed   by  its  Corporate
Development organization who coordinates the marketing activities of program development managers assigned to Company units. The program development staff as well as other Company managers, engineers, and scientists attend new business briefings sponsored by government agencies, review business publications and learn of new business opportunities through customer contacts. Potential new procurements are analyzed and evaluated within the unit of the Company that
would  be  principally responsible  for  performance  of  the  contract.   The
decision to submit a bid or proposal is made by the responsible unit Vice Presidents in coordination with the Corporate Development staff.

Government Contracts

   A substantial portion of the Company's  revenues  are derived from contracts
and subcontracts with the DoD and other federal government  agencies.   Future
revenues and income of the Company could be materially affected by changes in procurement policies, a reduction in expenditures for the services provided by the Company, and other risks generally associated with federal government contracts.

   The Company performs its services under federal government contracts that usually require performance over a period of one to five years. Long-term con-tracts may be conditioned upon continued availability of Congressional appro-priations. Variances between anticipated budgets and Congressional appropria-tions may result in delay, reduction or termination of such contracts. Contrac-tors often experience revenue uncertainties with respect to available contract funding during the first quarter of the government's fiscal year beginning October 1, until differences between budget requests and appropriations are resolved.

   The Company's federal government contracts are performed under cost reimbursement contracts, time-and-materials contracts and fixed price contracts. Cost reimbursement contracts provide for reimbursement of costs (to the extent allowable under Federal Acquisition Regulations) and for payment of a fee. The fee may be either fixed by the contract (cost-plus-fixed fee) or variable, based upon cost, quality, delivery, and the customer's subjective evaluation of the work (cost-plus-award fee). Under time-and-

materials contracts, the Company receives a fixed amount by labor category for services performed and is reimbursed (without fee) for the cost of materials purchased to perform the contract. Under a fixed price contract, the Company agrees to perform certain work for a fixed price and, accordingly, realizes the benefit or detriment to the extent that the actual cost of performing the work differs from the contract cost. Contract revenues for the year ended August 31, 1995, were approximately 48% from cost reimbursement contracts and approximately 52% from time-and-materials contracts and fixed price contracts.

   The Company's allowable contract costs and fees are subject to audit by the Defense Contract Audit Agency (DCAA). Audits may result in non-reimbursement of some contract costs and fees. To date, the Company has experienced no material adjustments as a result of audits by the DCAA. The DCAA has not completed audits of the Company's contracts for fiscal years 1993, 1994 and 1995.

   The Company's contracts may be terminated, in whole or in part, at the convenience of the government. If a termination for convenience occurs, the government generally is obligated to pay the cost incurred by the Company under the contract plus a pro rata fee based upon the work completed. When the Company participates as a subcontractor, the Company is at risk if the prime contractor does not perform its contract. Similarly, when the Company as a prime contractor employs subcontractors, the Company is at risk if a subcontractor does not perform its subcontract.

   Some of the Company's contracts contain options which are exercisable at the discretion of the customer. An option may extend the period of performance, for one or two years, for additional consideration on terms and conditions similar to those contained in the original contract. An option may also increase the level of effort and assign new tasks to the Company. In the Company's experience, options are usually exercised.

   The Company's eligibility to perform under its government contracts requires the Company to maintain adequate security measures. The Company believes its security procedures satisfy the requirements of its contracts.

Backlog

   The  Company   had   a   backlog  of  $505,744,000,  including  options  of
$217,767,000, at August 31, 1995,  compared  to  a  backlog  of  $520,133,000, including options of $238,269,000, at August 31, 1994. Management believes that approximately 30% of the Company's backlog at August 31, 1995, will result in revenues from contracts for the year ending August 31, 1996, compared to the year ended August 31, 1995, when approximately 32% of the Company's backlog at August 31, 1994 resulted in revenues from contracts.

   The backlog amounts as presented are comprised of funded and unfunded components. Funded backlog represents the sum of appropriated funds specifically obligated by customers to contracts. Unfunded backlog represents future contract amounts that customers may obligate over the specified contract performance periods. The Company's customers provide funds or budget for expenditures on long-term contracts on a periodic basis. The Company is committed to provide services under its contracts to the extent funds are provided. The funded components of the Company's backlog on August 31, 1995
and 1994, were $55,988,000 and $48,618,000,  respectively.   The  unfunded
components of the Company's backlog on August 31, 1995 and 1994, were $449,755,000 and $471,515,000, respectively. The ability of the Company to realize revenues from contracts in backlog is dependent upon adequate funding for such contracts. Although funding of its contracts is not within the Company's control, historically, fundings on its contracts have approximated contract award values.

Patents and Trademarks

   The Company does not own any patents. Management believes that the Company's success depends on the innovative skills and technical competence of its personnel rather than on the ownership of patents or trademarks.

Technology developed by the Company under its federal contracts is owned by the U.S. Government.

Employees

   As of August 31, 1995, the Company had 1,336 employees. Of the Company's professional employees, 97% hold undergraduate degrees and 43% hold advanced degrees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES

   The Company currently leases approximately 195,000 square feet of office space in Huntsville, Alabama, and approximately 144,000 square feet of office space in 23 other locations throughout the United States. The Company's leases expire at varying periods from 1996 to 2005, and currently call for annual lease payments of approximately $2,724,000. Certain of the lessors under such leases may be deemed to be affiliates of the Company.

ITEM 3.  LEGAL PROCEEDINGS

   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

               EXECUTIVE OFFICERS OF THE REGISTRANT


                                                                                     OFFICER
NAME                    AGE         POSITION                                         SINCE
----                    ----        --------                                         -------
Chris H. Horgen         49          Chief Executive Officer and Chairman                     1976
Michael J. Mruz         50          President and Chief Operating Officer                    1994
Roy J. Nichols          57          Senior Vice President, Chief Technical Officer,          1976
                                    and Vice Chairman
Patsy L. Hattox         46          Corporate Vice President, Chief Administrative           1980
                                    Officer, Secretary and Director
Allen E. Dillard        35          Chief Financial Officer and Treasurer                    1994
James W. Apple          67          Vice President                                           1986
Billy G. Barnes         61          Corporate Vice President                                 1986
Jerry T. Bosley         52          Corporate Vice President                                 1988
John A. Conway, Jr.     51          President of CCG and Corporate Vice President            1995
J. Daniel Jones         47          Corporate Vice President                                 1985
Earl Madden             63          Chief Procurment Officer                                 1994
Darrell B. McIndoe      42          President of CSSi and Corporate Vice President           1994
Donald Y. Menendez      39          President of CSC and Corporate Vice President            1995
James C. Moule          59          Corporate Vice President                                 1988
Glenn Priddy            52          Corporate Vice President                                 1990
Louis B. Rau            46          President of Nichols Research Corporation Technical
                                    Services Corporation and Corporate Vice President        1992
William H. Schoendorf   59          Corporate Vice President                                 1984
Michael W. Solley       37          Corporate Vice President                                 1992
David M. Wilcox         49          Corporate Vice President                                 1986
Thomas M. Zakrewski     51          Vice President                                           1984

     Chris H. Horgen is a co-founder of the Company, Chairman of the Board, and Chief Executive Officer. Mr. Horgen has previously served as Co-Chairman of the Board and Executive Vice President. From 1975 to 1976, Mr. Horgen was Branch Chief of Optical Analysis at McDonnell Douglas Astronautics Company, an aerospace and defense contractor. From 1972 to 1975, he was a Project Manager for Optical Programs for the U.S. Army, and from 1969 to 1972, he was an officer in the U.S. Air Force. He holds bachelor's and master's degrees in Aerospace Engineering from Iowa State University and a master's degree in System Management from the University of Southern California.

     Michael J. Mruz became President of the Company on August 16, 1994, and its Chief Operating Officer and a director on September 1, 1994. From 1989 to 1994, Mr. Mruz served as Executive Vice President, Chief Financial and Administrative Officer, and a member of the Board of Directors of BDM International, Inc., a defense contractor. While at BDM, Mr. Mruz held the positions of Corporate Vice President from 1988 to 1989, Vice President/General Manager of BDM's Huntsville Technology Center from 1983 to 1988, Vice President, Systems Design and Analysis from 1979 to 1983, and various management and technical positions from 1974 to 1979. Mr. Mruz served in the U.S. Air Force from 1968 through 1974 in research and development assignments involving state-of-the-art communications systems. Mr. Mruz holds a bachelor's degree in Mathematics from Villanova University, and a master's degree in Systems Analysis from the Air Force Institute of Technology.

     Roy J. Nichols is a co-founder of the Company, Vice Chairman of the Board, Senior Vice President and Chief Technical Officer. Mr. Nichols has previously served as Co-Chairman of the Board. From 1969 to 1976, Mr. Nichols was Chief Engineer at McDonnell Douglas Astronautics Company and from 1958 to 1969, he was Program Manager for the University of Michigan's Willow Run Laboratories. Mr. Nichols holds bachelor's and master's degrees in Aeronautical and Astronautical Engineering from the University of Michigan.

     Patsy  L.  Hattox  joined  the  Company  in  1977 as an Administrative
Assistant. Since 1980, she has served as a Director and Corporate Secretary. From 1985 to 1988, she held the position of Division Director for Administration. Ms. Hattox was promoted to Vice President of Administration and Investor Relations in 1988, and to Chief Administrative Officer in 1991. Ms. Hattox holds a bachelor's degree in Business Administration from Athens State College.

     Allen E. Dillard joined the Company in 1992 as Staff Manager of Finance and Accounting. He became Chief Financial Officer and Corporate Treasurer in 1994. From 1983 to 1992, Mr. Dillard was employed with Ernst & Young, LLP, where he served as Senior Manager from 1991 to 1992, as Manager from 1988 to 1991, and as Staff Accountant from 1983 to 1988. Mr. Dillard is a certified public accountant and holds a bachelor's degree in Accounting from the University of Alabama at Birmingham.

     James W. Apple joined the Company in 1986 as Vice President for Corporate Development. From 1955 to 1986, he was employed by McDonnell Douglas Astronautics Company, an aerospace and defense contractor. From January 1986 to August 1986, he served as Director of Program Development, International and U.S. Field Office Operations, from 1984 to 1986, he served as Director of Program Development for the Southeastern Region and from 1982 to 1984, he served as Director of Program Development of Ballistic Missile Defense. He holds a bachelor's degree in Business Administration from Lees McRae College.

     Billy G. Barnes joined the Company in 1986 as a Division Director and was later promoted to Group Vice President for Threat and Discrimination. From 1958 to 1986, he was employed by Teledyne Brown Engineering, a defense contractor, where he served as Director of System Development for the Strategic Systems Division from 1983 to 1986 and Program Manager from 1980 to 1983. Mr. Barnes holds a bachelor's degree in Electrical Engineering from Auburn University.

     Jerry T. Bosley, who has over 28 years of experience in tactical missile system and simulation technologies, joined the Company in 1986 and was promoted to Vice President as Deputy for Tactical Systems in 1988. He holds bachelor of science degrees in Mechanical Engineering from the University of Alabama in Huntsville and Mathematics and Physics from Western Kentucky University, and a masters degree in Mathematics from the University of Kentucky. Mr. Bosley is currently responsible for the Company's Army Tactical Systems and Technologies business base.

     John A. Conway, Jr. is President of Conway Computer Group, Inc. (CCG), a wholly owned subsidiary of the Company. Mr. Conway has served as President
of CCG and its predecessor  since  1978.   Mr.  Conway  holds  a bachelor's
degree in Civil Engineering from Mississippi State University and has 27 years experience in information/technology businesses.

     J. Daniel Jones joined the Company in 1981 as manager of the Sensors Directorate. Dr. Jones was promoted to Vice President of the Systems Group in 1985. From 1980 to 1981, Dr. Jones was Director of the Sensor Systems Department at General Research Corporation, a defense contractor. He holds a bachelor's degree in Physics from North Georgia College and master's and doctorate degrees in Physics from the University of Missouri-Rolla.

     Earl Madden joined the Company in 1983 as a Manger of Contract Administration after twenty four years experience with the U.S. Government in the contracts and logistics field. He became Chief Pronouncement Officer in 1994. Mr. Madden has a masters degree in Contract Management from Florida Institute of Technology.

     D. Bruce McIndoe is President of Communications and Systems Specialists, Inc. (CSSi), a wholly owned subsidiary of the Company. Mr. McIndoe has served as President of CSSi since 1983. Mr. McIndoe holds a bachleor's degree in Physics from Allegheny College, as well as a master's degree in Computer Science from John Hopkins University.

     Donald Y. Menendez currently serves as President and Chief Operating Officer of Computer Services Corporation (CSC), a wholly owned subsidiary of the Company. Mr. Menendez joined CSC in 1989 as its Executive Vice President and was named President and Chief Operations Officer in January 1994. Mr. Menendez graduated from Vanderbilt University.

     James C. Moule joined the Company in 1988 as Vice President of the Southwest Region. From 1987 to 1988, he was employed by McDonnell Douglas Astronautics Company as a Program Director. Prior to joining McDonnell Douglas, Mr. Moule was employed by the Northrop Corporation where he served as Program manager from 1981 to 1982; Vice President, Engineering from 1982 to 1984; and Director of Advanced Programs from 1985 to 1987. Mr. Moule holds a bachelor's degree in Physics from the University of California in Los Angeles.

     Glenn Priddy joined the Company in 1990 as Division Vice President for Special Programs. In 1992, he was promoted to Group Vice President for Special Programs. From 1985 to 1990, he was Director at the U.S. Army Missile and Space Intelligence Center in Huntsville, Alabama. Dr. Priddy holds a bachelor's degree in Electrical Engineering from the University of Alabama in Huntsville, a master's degree in Management from Alabama A & M University and a Doctor of Management degree from Southeastern Institute of Technology.

     Louis B. Rau joined the Company in May of 1992 as Vice President of Information Systems. In 1995, he was promoted to Corporate Vice President for Information Systems Support and is the President of NRC Technical Services Corporation (NRCTSC), a wholly owned subsidiary of the Company. From 1983 to 1992, Mr. Rau was the Senior Vice President and Manager of US Operations for COLSA Corporation. Mr. Rau holds a bachelor's degree in Industrial and Systems Engineering from the Georgia Institute of Technology, an MSBA in Business from Boston University, and a MSE in Systems Engineering from the University of Alabama in Huntsville.

     William H. Schoendorf joined the Company in 1984 as Vice President. From 1970 to 1984, Dr. Schoendorf was employed by Lincoln Laboratory, a research laboratory of the Massachusetts Institute of Technology, where he served as a Group Leader in discrimination activities from 1982 to 1984 and as Associate Group Leader in discrimination activities from 1981 to 1982. He holds a bachelor's degree in Electrical Engineering from Massachusetts

Institute of Technology, a master's degree in Electrical Engineering from the University of Pennsylvania, and a doctorate degree in Electrical Engineering from Purdue University.

     Michael W. Solley joined the Company in 1983 and has managed several large contracts in the computer systems integration business. He was promoted to Vice President in 1992 and is currently responsible for Computer Systems Integration business activities. Mr. Solley holds a bachelor's degree in Electrical Engineering from the University of Alabama in Huntsville.

     David M. Wilcox joined the Company in 1977 in a technical position as an Optical Scientist. Dr. Wilcox was promoted to Vice President of the Advanced Processing Group in 1986. He holds bachelor's, master's and doctorate degrees in Physics from the University of Missouri-Rolla.

     Thomas M. Zakrewski joined the Company in 1983 as Director of Washington Operations and was promoted to Vice President of the Mid-Atlantic Region in 1984. From 1980 to 1983, he held the position of Director, Eastern Operations, Technology Applications Group at Flow General, Inc./General Research Corporation, a defense contractor. Mr. Zakrzewski holds a bachelor's degree in Chemistry from the University of Michigan.

                                PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Dividend Policy

The Company has never declared or paid cash dividends on its common stock. The Company presently intends to retain its earnings for use in its business and, therefore, does not anticipate paying any cash dividends. Future cash dividends, if any, will be determined by the Board of Directors in light of the Company's earnings, financial condition, capital requirements and such other factors as the Board may deem relevant.

Market and Stockholder Information

The Company's common stock is traded on the NASDAQ National Market System under the symbol NRES. As of August 31, 1995, there were 6,254,850 shares of common stock outstanding, held by 652 shareholders of record, with the total number of shareholders estimated to be 2,800. The following table sets forth, for the periods indicated, the high and low closing sale prices of the Company's common stock as reported on the NASDAQ National Market System.


                                            1994                  1995
                                      High        Low        High        Low

First Quarter                        13 3/4      12 1/8     12 1/2      10 3/4
Second Quarter                       16 1/4      12 3/4     14 3/4      12
Third Quarter                        14 1/2      10 3/4     15 1/2      14
Fourth Quarter                       12           9 1/4     19 1/2      15 3/4

ITEM 6.  SELECTED FINANCIAL DATA

                                      FIVE-YEAR FINANCIAL SUMMARY

                      1991            1992           1993           1994            1995
                   -------------------------------------------------------------------------
Revenues           $90,932,000    $117,205,000   $159,112,000   $143,153,000    $170,331,000
                   -------------------------------------------------------------------------

Net Income         $ 4,657,000    $  5,906,000   $  7,049,000   $  6,506,000    $  7,202,000
                   -------------------------------------------------------------------------
Net Income Per
Common Share           $0.90           $0.98          $1.13          $1.05           $1.15
                   -------------------------------------------------------------------------
Stockholders'
Equity             $36,949,000     $ 43,937,000  $ 52,700,000   $ 57,308,000    $ 67,848,000
                   -------------------------------------------------------------------------
Long-term Debt          -               -              -        $  4,328,000    $  5,366,000
                   -------------------------------------------------------------------------

Total  Assets      $48,048,000     $ 62,180,000  $ 71,990,000   $ 80,761,000    $100,879,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          RESULTS OF OPERATION

General

   The Company provides information systems and technology services to agencies
of   the   Department   of  Defense,  non-defense  federal  agencies,  state
governments and commercial entities. The major portion of the Company's revenues result from services performed under U.S. government contracts, either directly or through subcontracts. The Company performs its services under a variety of cost reimbursement and fixed price contract types. The percent of total revenue from fixed price contracts is increasing both because of a move by the government to more fixed price contracts and the entry into commercial markets where fixed price contracts are more common. The Company's fixed price type contracts generally have shorter terms than cost reimbursement type contracts. The Company's business is directly related to its ability to obtain new contract awards, the funding levels of awarded contracts and the Company's contract performance.

   The following tables set forth, for the periods indicated, the percentages which certain items in the consolidated statements of income bear to consolidated revenues and the percentage change of such items for the periods indicated:

                                    Percentage of Revenues  Percentage Increase
                                    Years ended August 31,      (Decrease)
                                                               1993-    1994-
                                    1993     1994    1995      1994     1995
                                   ------------------------------------------
Revenues                            100.0%  100.0%   100.0%   (10.0)%   19.0%
Costs and expenses:
  Direct and allocable costs         87.1    86.8     86.6    (10.3)    18.8
General and administrative expenses   6.4     6.6      7.6     (7.0)    36.1
                                    ----------------------
Total costs and expenses             93.5    93.4     94.2    (10.1)    20.1
                                    ----------------------
Operating profit                      6.5     6.6      5.8     (8.8)     3.9
  Other income (expense), net          .5      .6       .8      9.8     62.3
                                    ----------------------
  Income before taxes                 7.0     7.2      6.6     (7.4)     9.1
Income taxes                          2.6     2.7      2.4     (7.0)     6.4
                                    ----------------------
Net income                            4.4     4.5      4.2     (7.7)    10.7
                                    ======================

The following table summarizes the percentage of revenue by contract type for the periods indicated:

                              Years ended August 31,
                             1993      1994      1995
                             ------------------------

Cost reimbursement            60%       56%       48%
Fixed price                   40%       44%       52%
                             ------------------------
Total                        100%      100%      100%
                             ========================

The table below presents contract award and backlog data for the periods indicated:
                                               Years ended August 31,
                                          1993            1994         1995
                                      -----------------------------------------

Contract award value                  $218,497,000   $182,747,000  $174,049,000

  Backlog (with options)              $501,491,000   $520,133,000  $505,744,000
Backlog (without options)             $260,313,000   $260,312,000  $287,977,000

Backlog percentage by contract type:
  Cost reimbursement                        72%            73%           64%
  Fixed price                               28%            27%           36%

1995 Compared with 1994

  Revenues. Revenues increased $27,178,000 (19%) in 1995. The increase was due to increases in funding for existing tactical and theater missile programs, two large contract awards for information technology services and the revenues contributed by three acquisitions during 1995.

  Operating Profit. Operating profit increased $371,000 (4%) in 1995. Direct and allocable costs were consistent as a percentage of revenues. General and administrative expenses increased $3,425,000 (36%) in 1995. This increase reflects the Company's aggressive bid and proposal activities for U.S. government information systems and technology contracts and the significant emphasis on marketing the Company's information technology services to healthcare and commercial entities. As a result, the operating profit margin decreased to 5.8% from 6.6% in 1994.

  Other Income (Expense). Other income increased $685,000 in 1995 due primarily to increased rates of return on the Company's invested cash balances. Substantially all of the Company's available cash is invested in short-term or variable interest bearing accounts. The Company recorded $114,000 in interest expense related to industrial development borrowings in 1995. As discussed below, significant increases in computer hardware integration contracts or additional strategic acquisitions could reduce cash balances available for investment and reduce investment income and/or require the Company to incur additional borrowings with a resulting increase in interest expense.

  Income Taxes. Income taxes as a percentage of income before taxes was 36.4% in 1995 as compared to 37.3% in 1994. The decrease in the effective tax rate was due to a decrease in state income taxes.

1994 Compared with 1993

  Revenues. Revenues decreased $15,959,000 (10%) in 1994. Revenues in 1993 included a significant nonrecurring computer hardware integration contract of approximately $15,000,000. Revenues in 1994 were also impacted by decreases in funding on the Company's Department of Defense contracts and an increasingly competitive business environment.

  Operating Profit. Operating profit decreased $915,000 in 1994 (9%). This decrease was due to the decrease in revenues in 1994 as direct and allocable costs and general and administrative expenses as a percentage of revenues were approximately the same as in 1993. The operating profit margin was 6.6% compared to 6.5% in 1993.

  Other Income (Expense). Other income increased $82,000 in 1994 due primarily to an increase in cash balances available for investment. Substantially all of the Company's available cash is invested in short-term or variable interest bearing accounts.

  Income Taxes. Income taxes as a percentage of income before taxes was 37.3% in 1994 as compared to 37.1% in 1993.

Liquidity and Capital Resources

  Cash provided by operations was $5,992,000, $7,510,000 and $6,832,000 for the years ended August 31, 1993, 1994 and 1995, respectively, and is the Company's primary source of liquidity. The Company realized proceeds from the sale of common stock and reissue of treasury stock of $1,714,000, $1,852,000 and $2,252,000 for the years ended August 31, 1993, 1994 and
1995,  respectively.  Working  capital  was  $46,874,000,   $44,092,000  and
$46,773,000 at August 31, 1993, 1994 and 1995, respectively.

  The Company has a bank line of credit of $73,500,000 which expires in March 1997, unless renewed. The credit agreement provides for interest at the London Interbank Offered Rate (LIBOR) plus 1.25% and a commitment fee on the unused portion of the line of credit. Outstanding borrowings are secured primarily by accounts receivable; however, there have been no borrowings under this agreement. In 1995, the Company borrowed $2,225,000 under an
Alabama   State   Industrial   Development  Bond  program  offering  certain
incentives which effectively reduce  the cost of borrowing. The proceeds are
being  utilized  to  expand  acquistions  of   property  and  equipment  for
information technology programs. In 1994, the Company borrowed $5,771,000 under a term loan agreement. The proceeds were used to purchase computer hardware for lease to a customer over a period of 6 years under a system integration contract.

  Purchases of property and equipment (including those financed under the term loan agreement) were $1,704,000, $7,301,000 and $2,213,000 for the years ended August 31, 1993, 1994 and 1995, respectively.

  In 1995, the Company acquired a 100% interest in three separate information system development and technology companies. The companies provide services
primarily   to   commercial  and  healthcare  clients.  The  aggregate  cash consideration for these transactions was approximately $11,350,000. In 1995, the Company also acquired a 19.9% interest in a managed care information services company for approximately $1,500,000, with an option to purchase the remaining interests in 1998.

  The Company is actively pursuing new contracts for information system development and computer system integration activities which could require the Company to acquire substantial amounts of computer hardware for resale or lease to customers. The Company will also take advantage of opportunities to make strategic acquisitions, should they arise.

  The Company believes that its existing capital resources, together with available borrowing capacity are sufficient to fund operating needs, expand information system development and computer system integration activities,
purchase   property  and  equipment  and  make  strategic  acquisitions,  if appropriate.

Effects of Inflation

  Substantially all contracts awarded to the Company have been based on proposals which reflect estimated cost increases due to inflation. Inflation has not had a significant impact on the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      CONSOLIDATED BALANCE SHEETS
                                                         August 31,
                                                 1993       1994       1995
                                                 (ammounts in thousands except
                                                          share data)
                                                 ------------------------------
                                                 [S]        [C]        [C]
ASSETS
Current assets:
Cash and temporary cash investments (Note 1)     $22,616    $19,355    $ 17,196

Accounts receivable (Note 2)                      40,785     39,260      53,103
Deferred income taxes (Note 1 and 4)               1,460      1,283       1,351
Other                                                825      2,010       1,593
                                                 ------------------------------
        Total current assets                      65,686     62,268      73,243

Long-term investments (Note 1 and 3)               1,000      7,894       4,530

Property and equipment (Note 1):
    Computers and related equipment                8,397      9,742      11,973
    Furniture, equipment and improvements          3,838      3,919       5,149
    Equipment-contracts                                -      5,771       5,771
                                                 ------------------------------
                                                  12,235     19,432      22,893
  Less accumulated depreciation                    7,153      8,924      11,434
                                                 ------------------------------
        Net property and equipment                 5,082     10,508      11,459
Goodwill (net of accumulated amortization of
    $171) (Note 1 and 9)                               -          -       8,803
Other assets(Note 10)                                222         91       2,844
                                                 ------------------------------
Total assets                                     $71,990    $80,761    $100,879
                                                 ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                               $12,590    $12,483   $ 16,886
    Accrued compensation and benefits (Note 7)       5,978      4,731      6,897
    Income taxes payable (Note 4)                      240          -        969
    Current maturities of long-term debt (Note 5)        -        962      1,187
    Other                                                4          -        531
                                                   -----------------------------
       Total Current liabilities                    18,812     18,176     26,470

  Deferred income taxes (Note 4)                       478        949      1,195

  Long-term debt (Note 5):
    Industrial development bonds                         -          -      2,000
    Long-term notes                                      -      4,328      3,366
                                                   -----------------------------
        Total long-term debt                             -      4,328      5,366

Commitments (Note 6)

  Stockholders' equity (Note 8):
    Common stock, par value $.01 per share
    Authorized - 10,000,000 shares
    Issued - 6,030,997, 6,262,137 and 6,439,227
      shares respectively                               60         63         64
    Additional paid-in capital                      20,679     22,528     24,258
    Retained earnings                               31,961     38,467     45,669
    Less cost of 322,500 and 184,377 shares
      treasury stock respectively                        -    (3,750)    (2,143)
                                                   -----------------------------
    Total stockholders' equity                      52,700     57,308     67,848
                                                   -----------------------------
Total liabilities and stockholders' equity         $71,990    $80,761   $100,879
                                                   =============================

                   CONSOLIDATED STATEMENTS OF INCOME

                                               Years ended August 31,
                                             1993       1994       1995
                                      (amounts in thousands except share data)
                                           ------------------------------
Revenues (Note 1)                          $159,112   $143,153   $170,331

Costs and expenses:
    Direct and allocable costs              138,535    124,202    147,584
    General and administrative expenses      10,203      9,492     12,917
                                           ------------------------------
    Total costs and expenses                148,738    133,694    160,501
                                           ------------------------------
Operating profit                             10,374      9,459      9,830

Other income (expense):
   Interest expense (Note 5)                     -           -       (114)
   Other income, principally interest           835        917      1,602
                                           ------------------------------
 Income before income taxes                  11,209     10,376     11,318
 Income taxes (Note 4)                        4,160      3,870      4,116
                                           ------------------------------
 Net income                                $  7,049    $ 6,506    $ 7,202
                                           ==============================

 Net income per common share (Note 1)      $   1.13    $  1.05    $  1.15
                                           ==============================

Weighted average number of common and
 common equivalent shares outstanding     6,253,129    6,205,309   6,279,109
                                          ==================================

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             Additional                          Total
                               Common Stock    Paid-In   Retained  Treasury  Stockholders'
                              Shares   Amount  Capital   Earnings   Stock       Equity
                                     (amounts in thousands except share data)
                              ------------------------------------------------------------
Balance, August 31, 1992      5,806,954  $58    $18,967    $24,912   $     -    $   43,937

Sale of common stock            224,043    2      1,712         -          -         1,714

Net income                            -    -          -     7,049          -         7,049
                              ------------------------------------------------------------

Balance, August 31, 1993      6,030,997   60     20,679     31,961         -        52,700

Sale of common stock            231,140    3      1,849          -         -         1,852

Purchase of 322,500 shares
 of treasury stock                    -    -          -          -    (3,750)       (3,750)

Net income                            -    -          -      6,506         -         6,506
                              ------------------------------------------------------------
Balance, August 31, 1994      6,262,137   63     22,528     38,467    (3,750)       57,308

Sale of common stock            177,090    1      1,517          -         -         1,518

Net income                            -    -          -      7,202         -         7,202
Reissue of 138,123 shares of
    treasury stock                    -    -        213          -     1,607         1,820
                              ------------------------------------------------------------
Balance, August 31, 1995      6,439,227  $64    $24,258    $45,669   $(2,143)   $   67,848
                              ============================================================

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Years ended August 31,
                                              1993       1994       1995
                                               (amounts in thousands)
                                            -----------------------------

Cash flows from operating activities:
Net income                                  $ 7,049   $  6,506   $  7,202
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and amortization               1,314      1,858      2,907
  Gain on sale of furniture,
  fixtures and equipment                        (10)       (14)         -
Loss on the sale of investments                   -          -         34
Deferred income taxes                           (30)       647        178
Changes in assets and liabilities
  (net of effects of acquisitions):
Accounts receivable                          (3,206)     1,165    (10,919)
Other assets                                    (55)    (1,053)       846
Accounts payable                              1,132       (107)     3,497
Accrued compensation and benefits               (95)    (1,248)     1,921
Income taxes payable                             84       (240)       840
Other current liabilities                      (191)        (4)       326
                                           ------------------------------
     Total adjustments                       (1,057)      1,004      (370)
                                           ------------------------------
Net cash provided by operating
  activities                                  5,992       7,510      6,832

Cash flows from investing activities:
Purchase of property and equipment           (1,704)     (7,301)    (2,213)
Purchase of long-term investments                 -      (7,894)         -
Payment for non-compete agreement                 -           -       (900)
Payments for acquisitions, net of
  cash acquired                                   -           -    (10,547)
Payment for investment in TXEN                    -           -     (1,535)
Proceeds from sale of long-term
  investments                                 2,500       1,000      3,284
Proceeds from the sale of property
  and equipment                                  43          32          -
                                            ------------------------------
Net cash provided (used) by
  investing activities                          839     (14,163)   (11,911)

Cash flows from financing activities:
Proceeds from sale of common stock            1,714       1,852      1,518
Proceeds from long-term notes                     -       5,771          -
Proceeds from industrial development bonds        -           -      2,225
Proceeds from sale of treasury stock              -           -        734
Payments of long-term debt                        -        (481)    (1,557)
Purchase of treasury stock                        -      (3,750)         -
                                            ------------------------------
Net cash provided by financing activities     1,714       3,392      2,920
                                            ------------------------------
Net increase (decrease) in cash and
  temporary cash investments                  8,545      (3,261)    (2,159)

Cash and temporary cash investments
  at beginning of year                       14,071      22,616     19,355
                                            ------------------------------
Cash and temporary cash investments
  at end of year                            $22,616     $19,355    $17,196
                                            ==============================

Supplemental disclosure of non-cash
  transactions:
Deferred compensation resulting from
  the exercise of restricted stock
  options and issuance of treasury stock          -           -    $    81
Issuance of treasury stock as consider-
  ation in acquisition                            -           -      1,005

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

     Nichols Research Corporation (NRC) provides information systems and technology services to agencies of the Department of Defense, non-defense federal agencies, state governments and commercial entities.

     The consolidated financial statements include the accounts of Nichols Research Corporation and its wholly-owned subsidiaries (the "Company"). Wholly-owned subsidiaries as of August 31, 1995 are Communications & Systems Specialists, Inc. (CSSi), NRC Technical Services Corporation (NRCTSC), Conway Computer Group, Inc. (CCG), and Computer Services Corporation (CSC). All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue recognition

     The major portion of the Company's revenues result from services performed under U.S. government contracts, either directly or through subcontracts. Revenue on cost-plus-fee (including award fee) contracts is recognized based on reimbursable costs incurred plus estimated fees earned thereon. Revenue on fixed price contracts is recognized using the percentage of completion method based on costs incurred in relation to total estimated costs. Revenue on time-and-materials contracts is recognized to the extent of fixed billable rates for hours delivered plus reimbursable costs. Provisions for losses on contracts are recognized in the period in which the loss is first determinable. Unbilled accounts receivable are stated at estimated realizable value.

Property and equipment

     Property and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives of three to ten years for equipment and furniture and over the terms of the related leases for leasehold improvements.

Income taxes

     Deferred income taxes are provided for temporary differences between financial and taxable income, primarily related to accrued liabilities and use of accelerated depreciation methods for income tax purposes.

Net income per common share

     Net income per common share is based upon the weighted average number of common shares and the dilutive common equivalent shares, related to stock options outstanding during the period, less treasury shares assumed to have been purchased with the option proceeds. Dilution in net income per common share on a fully diluted basis is less than 3% in all periods.

Cash and temporary cash investments

     The Company considers as cash equivalents those securities that are available upon demand or have maturities of three months or less at the time of purchase. At August 31, 1995, temporary cash investments consisted of various money market accounts, primarily with an Alabama bank.

Long-term investments

     Investments are classified at the time of purchase and are evaluated as of each balance sheet date. Debt securities, which include municipal obligations and preferred stock, are classified as held-to-maturity and are stated at amortized cost. Equity securities, which consist of mutual funds, are classified as available-for-sale and are stated at average cost which approximates fair value. Interest, dividends and amortization of premiums are included in investment income.

Goodwill

     Goodwill is amortized using the straight-line method over periods ranging from ten to twelve years. The carrying amount of goodwill is evaluated if facts and circumstances suggest that it may not be recoverable over the remaining amortization period. The carrying amount is reduced by the amount estimated not to be recoverable.

Reclassification

     Certain prior period amounts have been reclassified to conform with the current year's presentation.

NOTE 2 - ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:


                                                                       August 31,
                                       1993                               1994                     1995
                                                                  (amounts in thousands)
                                       ---------------------------------------------------------------------
Billed                                 $  17,058                        $  15,955                  $  25,201
Unbilled                                  23,727                           23,665                     27,902
                                       ---------------------------------------------------------------------
                                       $  40,785                        $  39,620                  $  53,103
                                       =====================================================================


     Accounts  receivable  include $32,700,000, $32,900,000 and $36,717,000
due  from  the  U.S.  Government   at  August  31,  1993,  1994  and  1995,
respectively.

     Unbilled accounts receivable include retainages of $2,124,000, $2,745,000 and $3,373,000 at August 31, 1993, 1994 and 1995, respectively.
Unbilled amounts are classified as current assets since substantially all amounts will be realized within one year.

     Costs related to certain contracts are subject to adjustment from negotiations and audit between the Company and its customers, including representatives of the U.S. Government. Revenues for such contracts and the related unbilled receivables have been recorded in amounts that are expected to be realized.

NOTE 3 - LONG-TERM INVESTMENTS

     The following is a summary of long-term investments as of:


                                                                Gross                Gross             Estimated
                                                                Unrealized           Unrealized        Fair
                                          Cost                  Gains                Losses            Value
                                                                             (amounts in thousands)
                                          -----------------------------------------------------------------------
August 31, 1994
Available for sale:
     Mutual funds                         $   3,318             $       --           $      --         $    3,318
Held to maturity:
     Municipal obligations                    3,572                                       (123)             3,449
     Preferred stocks                         1,004                     --                 (86)               918
                                          -----------------------------------------------------------------------
                                              4,576                     --                (209)             4,367
                                          -----------------------------------------------------------------------
                                          $   7,894             $       --           $    (209)        $    7,685
                                          =======================================================================
August 31, 1995
Held to maturity:
     Municipal obligations                $   3,526             $       --           $     (40)        $    3,486
     Preferred stocks                         1,004                     --                 (26)               978
                                          -----------------------------------------------------------------------
                                          $   4,530             $       --           $     (66)        $    4,464
                                          =======================================================================


     Contractual maturities of debt securities held to maturity occur ratably over the next four years. Proceeds from the sale of investments classified as available for sale were $3,284,000 for the year ended August 31, 1995. Gross realized losses as a result of these sales were $34,000 and are included as other income.

NOTE 4 - INCOME TAXES

     Effective September 1, 1993, the Company changes its method of accounting for income taxes from the deferred method to the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The cumulative effect of this change was not significant and prior years' financial statements were not restated.

The provisions for income taxes consist of the following:

                                                                    Years Ended August 31,
                                                 1993                        1994                              1995
                                            Deferred Method            Liability Method                  Liability Method
                                                                     (amounts in thousands)
                                            -----------------------------------------------------------------------------
Current:
     Federal                                $   3,505                  $   2,688                         $   3,439
     State                                        685                        535                               499
                                            -----------------------------------------------------------------------------
                                                4,190                      3,223                             3,938
Deferred:
    Federal                                        42                        540                               156
     State                                        (72)                       107                                22
                                            -----------------------------------------------------------------------------
                                                  (30)                       647                                178
                                            -----------------------------------------------------------------------------
                                            $   4,160                  $   3,870                         $    4,116
                                            =============================================================================


The significant components of deferred tax assets and liabilities as of August 31, 1994 and 1995 are as follows:

                                                 August 31, 1994       August 31, 1995
                                                          (amounts in thousands)
                                                 -------------------------------------
Current deferred tax assets:
   Accrued liabilities not currently deductible  $   1,283             $   1,351
Non-current deferred tax liabilities:
   Basis difference for property and equipment        (949)               (1,195)
                                                 -------------------------------------
                                                 $     334             $     156
                                                 =====================================

The provision for deferred income taxes for the year ended August 31, 1993 resulted from the following:

                                                               Year ended
                                                             August 31, 1993
                                                          (amounts in thousands)
                                                          ----------------------
Accrued liabilities not currently deductible                    $     (103)
Use of cash basis accounting for state income tax purposes             (79)
Use of accelerated depreciation for income tax purposes                117
Deferred compensation not currently deductible                          35
                                                          ----------------------
                                                                $      (30)
                                                          ======================

     Income tax expense as a percentage of income before income taxes varies from the federal statutory rate due to the following:

                                                   Years Ended August 31,
                                                   1993    1994     1995
                                                   ---------------------
Statutory federal income tax rate                  34.0%   34.0%    34.0%
State income taxes, net of federal benefit          3.6     4.1      3.0
Other                                              (0.5)   (0.8)    (0.6)
                                                   ---------------------
                                                   37.1%   37.3%    36.4%
                                                   =====================

     The Company made income tax payments of approximately $4,106,000, $4,259,000 and $2,283,000 in 1993, 1994 and 1995, respectively.

NOTE 5 - LINE OF CREDIT AND LONG-TERM DEBT

     In August 1995, the Company renegotiated its line of credit which now provides for borrowing up to $73,500,000. Borrowings are secured primarily by accounts receivable. A commitment fee of .125% of the unused portion is payable quarterly under this agreement. The agreement expires March 1997 and is renewable annually. Borrowings under this agreement bear interest at the London Interbank Offered Rate (LIBOR) plus 1.25%. There are no outstanding borrowings on this facility at August 31, 1995.

     In 1993 and 1994, the Company had a $22,000,000 bank line of credit, consisting of $12,000,000 secured by accounts receivable and $10,000,000 unsecured, with interest at the bank's commercial base rate.

     In January 1995, the Company received $2,225,000 in bond proceeds from the Alabama State Industrial Development Authority. The proceeds are restricted for use in acquiring certain capital assets. At August 31, 1995, approximately $1,769,000 of such restricted amounts are included on the consolidated balance sheet as cash and temporary cash investments. The bonds are payable in equal annual principal installments of $225,000 through January 2005. The bonds bear a variable rate of interest computed weekly but contain an option for a fixed rate for a specified length of time. The bonds are secured by a letter of credit. Interest payments of $114,000 were made in fiscal year 1995.

     The Company borrowed $5,771,000 in fiscal year 1994 under a term loan agreement. The proceeds were used to purchase computer hardware. The agreement requires equal monthly principal installments of $80,153 until February 2000. The loan bears interest at LIBOR plus 0.75% and is secured by the computer hardware which has a carrying value of $4,328,000. Interest payments of $134,000 and $298,000 were made in fiscal years 1994 and 1995, respectively. Interest expense is included in the consolidated statements of income as a direct and allocable cost.

NOTE 6 - RELATED PARTY TRANSACTIONS AND COMMITMENTS

     The Company leases office facilities under various operating leases, including leases with companies in which certain officers and stockholders have ownership interests. The leases generally have terms of one to ten years. Rent expense for all operating leases was as follows:

                                    Years Ended August 31,
                                 1993        1994        1995
                                   (amounts in thousands)
                             --------------------------------
Total rent expense           $   4,065  $   3,684   $   3,561
Amounts to related parties       1,088      1,038       1,002

     Future minimum lease payments under operating leases with remaining terms of one year or more are:

                                      Years Ended August 31,
                               1996    1997    1998    1999   2000
                                     (amounts in thousands)
                             -------------------------------------
Total                        $2,724  $2,281  $1,754  $1,229  $ 946
Amounts to related parties      850     635     420     420    420

NOTE 7 - DEFINED CONTRIBUTION BENEFIT PLANS

     Substantially all full-time employees are covered by one of several defined contribution plans offered by the Company. Employees are permitted to defer from 0% to 15% of their salary depending on the plan in which they participate. A Company matching contribution is determined based on employee deferral percentage and ranges from 0% to a maximum of 2.5%. Discretionary contributions may also be made to plans as determined annually by the Board of Directors. Total provisions for employee retirement plans were approximately $4,050,000, $3,475,000 and $4,130,000 for 1993, 1994 and 1995, respectively.

NOTE 8 - EMPLOYEE STOCK OPTIONS AND STOCK PURCHASE PLANS

     The Company has employee stock option plans that provide for the issuance of incentive stock options (as defined by the Internal Revenue Code) and nonstatutory stock options to key employees, including officers of the Company and its subsidiaries, except those officers who are members of the Stock Option Committee. Options are nontransferable and exercisable only during employment, with certain exceptions. Options expire five years from the date of grant. At August 31, 1995, 315,807 shares were available for grant under these plans.

     The Company also has a stock option plan for non-employee members of the Board of Directors. At August 31, 1995, 50,995 shares were available for grant under this plan.

     A summary of activity relating to stock options is as follows:

                                      Incentive           Non-employee        Nonstatutory
                                      Stock Options       Stock Options       Stock Options       Total
                                      ---------------------------------------------------------------------
Options outstanding at
August 31, 1992                        680,062             8,338               43,000              731,400
  Granted ($12.50-$18.00 per share)    271,094             4,000                   --              275,094
  Exercised ($4.32-$8.64 per share)   (163,676)               --              (15,000)            (178,676)
  Expired                              (28,437)               --                   --              (28,437)
                                      ---------------------------------------------------------------------
Options outstanding at
August 31, 1993                        759,043            12,338               28,000              799,381
  Granted ($10.00-$15.50 per share)    151,942             4,000               70,000              225,942
  Exercised ($4.50-$10.75 per share)  (154,224)           (1,333)             (28,000)            (183,557)
  Expired                              (49,608)               --                   --              (49,608)
                                      ---------------------------------------------------------------------
Options outstanding at
August 31, 1994                        707,153            15,005               70,000              792,158
  Granted ($11.00-$18.50 per share)    304,349             6,000                   --              310,349
  Exercised ($5.82-$15.13 per share)  (130,593)           (1,333)                  --             (131,926)
  Expired                              (72,453)               --                   --              (72,453)
                                      ---------------------------------------------------------------------
Options outstanding at
August 31, 1995                        808,456            19,672               70,000              898,128
                                      =====================================================================
Options exercisable August 31, 1995
  ($5.82-$18.00 per share)             200,687            19,672               17,500              237,859
                                      =====================================================================

     The Company has an employee stock purchase plan that allows eligible employees to purchase common stock at less than fair market value. Effective March 1, 1994, the plan was amended to reduce the purchase price from 90% to 85% of fair market value on each quarterly purchase date. Purchases are limited to the lesser of 10% of an employee's annual compensation or $25,000. Shares of common stock issued under this plan were 45,367, 47,583 and 45,164 in 1993, 1994 and 1995, respectively.

     On September 1, 1994, a Restricted Stock Option for 70,000 shares of common stock was granted to and exercised by an officer of the Company. The exercise price was 90% of fair market value on the date of exercise. The issued shares were restricted treasury stock.

NOTE 9 - BUSINESS COMBINATIONS

     On September 1, 1994, NRC acquired all of the outstanding stock of Communications & Systems Specialists, Inc. (CSSi), an information systems development company. Aggregate cash consideration of approximately $1,800,000 was paid. The acquisition was accounted for using the purchase method of accounting, resulting in goodwill of approximately $340,000 and allocation of $900,000 to a non-compete agreement between the predecessor's president and NRC. The intangible assets are being amortized using the straight-line method; goodwill over an estimated useful life of ten years and the non-compete over the five year term of the agreement. The consolidated financial statements include the results of operations for the acquired company for the entire 1995 fiscal year.

     On May 16, 1995, NRC acquired a 100% interest in Conway Computer Group
(CCG), a group of three commercial information service companies. Aggregate consideration of approximately $3,000,000 was paid at closing; $2,000,000 in cash and 68,123 shares of restricted treasury stock with an approximate value of $1,000,000. An additional $900,000 of cash consideration is payable contingent upon achieving specified future operating results as defined in the agreement. The acquisition was accounted for using the purchase method of accounting, resulting in goodwill of approximately $2,445,000, which is being amortized using the straight-line method over an estimated useful life of twelve years. The consolidated financial statements include the results of operations for the acquired company from the date of acquisition.

     On June 30, 1995, NRC acquired substantially all of the assets and liabilities of Computer Services Corporation (CSC), a healthcare information system and services company in the practice management area. Aggregate cash consideration of approximately $7,550,000 was paid. The acquisition was accounted for using the purchase method of accounting, resulting in goodwill of approximately $6,189,000, which is being amortized using the straight-line method over an estimated useful life of twelve years. The consolidated financial statements include the results of operations for the acquired company from the date of acquisition.

     The following unaudited pro forma summary presents information as if all the acquisitions had occurred at the beginning of each fiscal year presented. The pro forma information is presented for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

                                                       Unaudited years ended August 31,
                                                       1994                       1995
                                                 (amounts in thousands, except per share data)
                                                 ---------------------------------------------
Revenues                                               $  163,885                 $  181,737
Net income                                                  6,443                      7,292
Net income per share                                   $     1.02                 $     1.15

NOTE 10 - INVESTMENT IN AFFILIATE

     In December 1994, the Company acquired a 19.9% interest in TXEN, Inc., an information systems and services company in the managed care industry. The Company paid approximately $1,500,000 and holds an option to acquire all outstanding shares in the future. The investment is accounted for using the equity method due to the purchase option agreement and is included in noncurrent other assets on the consolidated balance sheet at August 31, 1995. An officer of the Company holds a 4.5% interest in TXEN, Inc. and would be beneficially impacted if the Company exercises its option.

NOTE 11 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                 Operating                       Net Income
                                  Revenues       Profit         Net Income       Per Share
                                          (amounts in thousands, except per share data)
                                  ----------------------------------------------------------
Year ended August 31, 1994
  First Quarter                   $  34,079      $   2,464      $   1,693        $     .27
  Second Quarter                     32,787          2,348          1,632              .26
  Third Quarter                      35,561          2,319          1,600              .26
  Fourth Quarter                     40,726          2,328          1,581              .26

Year ended August 31, 1995
  First Quarter                   $  36,231      $   2,270      $   1,628        $     .27
  Second Quarter                     36,174          2,296          1,676              .27
  Third Quarter                      44,444          2,470          1,829              .29
  Fourth Quarter                     53,482          2,794          2,069              .32

     Second and third quarter operating profit for the year ended August 31, 1995 were adjusted from the amounts reported in Form 10-Q by $8,000 and $57,000, respectively, to reflect the effect of reporting interest expense as other expense.


               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Nichols Research Corporation

     We have audited the accompanying consolidated balance sheets of Nichols Research Corporation as of August 31, 1993, 1994 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nichols Research Corporation at August 31, 1993, 1994 and 1995, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                    Ernst & Young LLP
Birmingham, Alabama
October 12, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information appearing under "Election of Directors" on pages 3 through 5 of Nichols Research Corporation Proxy Statement relative to the Annual Meeting of Shareholders to be held January 11, 1996, is incorporated by reference in this Form 10-K Annual Report. Information regarding delinquent Form 3, 4 or 5 filers appearing under "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 12 of the Nichols Research Corporation Proxy Statement relative to the Annual Meeting of Shareholders to be held January 11, 1996, is incorporated by reference in this From 10-K Annual Report. Information relating to the executive officers of the Company as of August 31, 1995, is set forth on pages 12 through 14 of this From 10-K Annual Report. Officers serve at the discretion of the Board of Directors.


ITEM 11.  EXECUTIVE COMPENSATION

     The information appearing under "Executive Compensation" on pages 6 through 12 of the Nichols Research Corporation Proxy Statement relative to the Annual Meeting of Shareholders to be held January 11, 1996, is incorporated by reference in this Form 10-K Annual Report.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing under "Common Stock Outstanding and Principal Shareholder" on pages 1 through 3 of the Nichols Research Corporation Proxy Statement relative to the Annual Meeting of Shareholders to be held January 11, 1996, is incorporated by reference in this Form 10-K Annual Report.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing under "Certain Relationships and Related Transactions" on page 13 of the Nichols Research Corporation Proxy Statement relative to the Annual Meeting of Shareholders to be held January 11, 1996, is incorporated by reference in this Form 10-K Annual Report.

                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The financial statements and other financial information of Nichols Research Corporation set forth below and the Report of Independent Auditors thereon are incorporated by reference from pages 12 through 27 of this Form 10-K Annual Report:

          Balance Sheets at August 31, 1993, 1994, and 1995

          Statements of Income for the three years ended August 31, 1995

          Statements of Stockholder's Equity for the three years ended August 31, 1995

          Statements of Cash Flows for the three years ended August 31, 1995

          Notes to Financial Statements

          Report of Ernst & Young LLP, Independent Auditors

          Selected Quarterly Financial Data


   (2) All financial statement schedules are omitted because they are not applicable or the required information is shown on the financial statements or notes thereto.

   (3)    Exhibits:


EXHIBIT NUMBER
AND METHOD OF
FILING REFERENCE                        DESCRIPTION

3.1  D              Certificate of Incorporation.

3.2  A              By-laws and Amendments thereto.

4.0  D              Specimen Stock Certificate.

10.1 K Lease Agreement dated August 26, 1993, between Registrant, as Lessee, and Parkway Properties I, as Lessor, for office space on Nichols Drive in Huntsville, Alabama.

10.2 B&C Employee Incentive Stock Option Plan of Registrant, together with amendments thereto.*

10.3 B              Performance  Bonus  Plan of Registrant  dated  July  1,
                    1986.*

10.4 D&F            Non-Employee Officer  and Director Stock Option Plan of
                    Registrant.*

10.5 D&J 1988 Employees' Stock Purchase Plan of Registrant and Amendments Number One and Two thereto.*

10.6 K Lease dated February 18, 1992, between Parkway Properties II, as Lessor, and Registrant, as Lessee, for office space located at 4035 Chris Drive, Huntsville, Alabama, together with exhibits.

10.7 I Lease dated February 1, 1992, between High Tech Properties, as Lessor, and Registrant, as Lessee, for office space located at 1900 Golf Road, Huntsville, Alabama, together with exhibits.

10.8 E              Nichols  Research  Corporation   1989  Incentive  Stock
                    Option Plan.*

10.9 K Credit Agreement dated February 9, 1994, between the Registrant and SouthTrust Bank relating to a $22,000,000 revolving line of credit and a $5,771,000 term loan.

10.10 H             Nichols Research Corporation 1991 Stock Option Plan.*

10.11 I Amendments Three and Four to the 1988 Employees' Stock Purchase Plan of Registrant.*

10.12 I Amendment to Non-Employee Officer and Director Stock Option Plan of Registrant.*

10.13 I             Amendment  to  1989  Incentive  Stock  Option  Plan  of
                    Registrant.*

10.14 K Amendment Number Five to the 1988 Employees' Stock Purchase Plan of Registrant.*

10.15 K Amendment Number Two to the Non-Employee Officer and Director Stock Option Plan of Registrant.*

10.16 K             Amendment Number  One  to the 1991 Stock Option Plan of
                    Registrant.*

10.17 A             Amendments Two & Three to the 1991 Stock Option Plan of
                    Registrant.*

10.18 A Credit Agreement dated August 16, 1995, between the Registrant, SouthTrust Bank of Alabama, NA, First Alabama Bank, and Corestates Bank, NA.

10.19 A Lease dated July 31, 1995, between Parkway Properties, as Lessor, and Registrant, as Lessee, for office space located at 1910 Nichols Drive, Huntsville, Alabama.

10.20 A             Employment  Agreement   dated  May  16,  1995,  between
                    Registrant and John A. Conway, Jr.*

10.21 A Employment Agreement dated June 30, 1995, between Registrant and Donald Y. Menendez.*

10.22 A             Employment  Agreement  dated   August   24,  1995,  and
                    Amendment  thereto  between  Registrant  and  D.  Bruce
                    McIndoe.*

10.23 A Convertible Preferred Stock Purchase Agreement dated December 16, 1994, between Registrant and TXEN, Inc.

10.24 A Stock Purchase Option Agreement dated December 16, 1994, among Registrant, TXEN, Inc. and shareholders of TXEN, Inc.

10.25 A Restricted Stock Purchase Agreement dated September 1, 1994 between Registrant and Michael J. Mruz.*

11    A             Computation of Earnings Per Share.

21    A             Subsidiaries of Registrant.

23    A             Consent of Ernst & Young LLP, Independent Auditors.

27    A             Financial Data Schedule.


__________________

A                   Filed herewith.

B Incorporated by reference to exhibits filed with the Company's registration statement on Form S-1 under the Securities Act of 1933, File No. 33-10323.

C Incorporated by reference to exhibits filed with the Company's registration statement on Form S-8 under the Securities Act of 1933, File No. 33-13464.

D Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1989, under the Securities Exchange Act of 1934.

E Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1990, under the Securities Exchange Act of 1934.

F Incorporated by reference to exhibits filed with the Company's registration statement on Form S-8 under the Securities Act of 1933, File No. 33-38568.

G Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1991, under the Securities Exchange Act of 1934, as amended by Form 8.

H Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1992, under the Securities Exchange Act of 1934.

I Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993, under the Securities Exchange Act of 1934.

J Incorporated by reference to exhibits filed with the Company's registration statement on Form S-8 under the Securities Act of 1933, File No. 33-26909.

K Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1994, under the Securities Exchange Act of 1934.



* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.


(b) Form 8-K. No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended August 31, 1995.

(c)                 Exhibits.   The  response to this portion of Item 14 is
                    submitted as a separate section of this report.

(d)                 Financial Statement  Schedules.   The  response to this
                    portion of Item 14 is submitted as a separate section of this report.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                              NICHOLS RESEARCH CORPORATION

                                    Chris H. Horgen
     NOVEMBER 28, 1995           ____________________________
                                   Chris H. Horgen
                                   Chief Executive Officer and
                                   Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          SIGNATURES               TITLE               DATE

     Chris H. Horgen
------------------------      Chief Executive     November 28, 1995
     Chris H. Horgen          Officer and Chair-
                              man of the Board
                              (Principal Execu-
                              tive Officer)
     Michael J. Mruz
------------------------      President, Chief    November 28, 1995
     Michael J. Mruz          Operating Officer
                              and Director
     Patsy L. Hattox
------------------------      Vice President,     November 28, 1995
     Patsy L. Hattox          Chief Adminis-
                              trative Officer,
                              Secretary and
                              Director
     Roy J. Nichols
------------------------      Senior Vice         November 28, 1995
     Roy J. Nichols           President, Chief
                              Technical Officer
                              and Director

------------------------      Director
     Roger P. Heinisch

     John R. Wynn
------------------------      Director            November 28, 1995
     John R. Wynn

------------------------      Director
     William E. Odom

   James R. Thompson, Jr.
------------------------      Director            November 28, 1995
   James R. Thompson, Jr.

------------------------      Director
     Phil E. Depoy

------------------------      Director
     Robert W. Hager

     Allen E. Dillard
------------------------      Chief Financial     November 28, 1995
     Allen E. Dillard         Officer and Cor-
                              porate Treasurer
                              (Principal Financial
                              and Accounting
                              Officer)