Form 10-Q
period 1995-11-30
NICHOLS RESEARCH CORP /AL/
filed 1996-01-16
CIK 806388

==================================================================
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549
                       _____________________

                             FORM 10-Q

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended November 30, 1995
                                OR

     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

        For The Transition Period From ___________________
                                 To  __________________


                   Nichols Research Corporation
                       _____________________
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

                  YES /X/              NO /  /
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                   COMMON  STOCK, $.01 PAR VALUE
        6,366,956 SHARES OUTSTANDING ON  November 30 ,1995
                       _____________________

==================================================================

                            FORM 10-Q
                   NICHOLS RESEARCH CORPORATION

      QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 1995

                               INDEX





Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Statements of Income for the Three Months Ended November 30, 1995 and November 30, 1994 (Unaudited)

        Balance Sheets as of November 30, 1995 and August 31, 1995
        (Unaudited)

        Statements of Changes in Stockholders' Equity for the Three Months Ended November 30, 1995 and November 30, 1994
        (Unaudited)

        Statements of Cash Flows for the Three Months Ended November 30, 1995 and November 30, 1994 (Unaudited)

        Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


Signatures

                             FORM 10-Q
                   NICHOLS RESEARCH CORPORATION

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                         For the Three Months Ended
                                        November 30,     November 30,
                                            1995            1994
                                     ----------------------------------
                                           (amounts in thousands
                                             except share data)

Revenues                                  $  49,030       $  36,231

Costs and expenses:
 Direct and allocable contract costs         41,671          31,638
 General and administrative expenses          4,421           2,323
                                     ----------------------------------
   Total costs and expenses                  46,092          33,961
                                     ----------------------------------
Operating profit                              2,938           2,270

Other income (expense):
 Interest expense                              (39)               -
 Other income, principally interest             272             292
                                     ----------------------------------
Income before income taxes                    3,171           2,562
Income taxes                                  1,157             934
                                     ----------------------------------
Net income                                $   2,014       $   1,628
                                     ==================================

Earnings per share                        $     .30       $     .27
                                     ==================================

Weighted average number of common
 and common equivalent shares             6,642,305       6,136,567
                                     ==================================





NOTE: The Company has not declared or paid dividends in any of the periods presented.

                           FORM 10-Q
                   NICHOLS RESEARCH CORPORATION

         CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                         November 30,     August 31,
                                             1995            1994
                                     ----------------------------------
                                             (amounts in thousands)
          ASSETS

Current assets:
 Cash and temporary cash investments     $   9,489       $  17,196
 Accounts receivable                        59,920          53,103
 Deferred income taxes                       1,351           1,351
 Other                                       1,863           1,593
                                     ----------------------------------
    Total current assets                    72,623          73,243

Long-term investments                        4,518           4,530

Property and equipment:
  Computers and related equipment           12,611          11,973
  Furniture, equipment and improvements      5,611           5,149
  Equipment-contracts                        5,771           5,771
                                     ----------------------------------
                                            23,993          22,893
Less accumulated depreciation               12,206          11,434
                                     ----------------------------------
  Net property and equipment                11,787          11,459

Goodwill (net of accumulated amortization)   8,614           8,803
Other assets                                 3,226           2,844
                                     ----------------------------------
Total assets                             $ 100,768       $ 100,879
                                     ==================================

                             FORM 10-Q
                   NICHOLS RESEARCH CORPORATION

         CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             CONTINUED



                                        November 30,        August 31,
                                            1995              1995
                                      ---------------------------------
                                        (amounts in thousands except
                                                 share data)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                         $  13,148       $  16,886
 Accrued compensation and benefits            7,152           6,897
 Income taxes payable                         1,224             969
 Current maturities of long-term debt         1,187           1,187
 Other                                          823             531
                                      ---------------------------------
   Total current liabilities                 23,534          26,470

Deferred income taxes                         1,195           1,195

Long-term debt:
 Industrial development bonds                 2,000           2,000
 Long-term notes                              3,126           3,366
                                      ---------------------------------
   Total long-term debt                       5,126           5,366

Stockholders' equity:
 Common stock, par value $.01 per share
   Authorized - 10,000,000 shares
  Issued - 6,551,333 and 6,439,227 shares
   respectively                                  65              64
 Additional paid-in capital                  25,308          24,258
 Retained earnings                           47,683          45,669
 Less cost of treasury stock - 184,377
 shares                                      (2,143)         (2,143)
                                      ---------------------------------
   Total stockholders' equity                70,913          67,848
                                      ---------------------------------

Total liabilities and stockholders'
equity                                    $ 100,768      $  100,879
                                      =================================

                             FORM 10-Q
                   NICHOLS RESEARCH CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                 STOCKHOLDERS' EQUITY (UNAUDITED)

                                        Additional                        Total
                          Common Stock   Paid-In    Retained   Treasury  Stockholders'
                          Shares Amount  Capital    Earnings     Stock    Equity
                       -------------------------------------------------------------
                                   (amounts in thousands except share data)

                          For the Three Months Ended November 30, 1995
                         ----------------------------------------------
Balance, August 31,
1995                   6,439,227 $  64  $   24,258  $  45,669  $(2,143)  $67,848

Exercise of stock
options                  101,991     1         850          -        -       851

Employee stock
purchases                 10,115     -         200          -        -       200

Net income                     -     -           -      2,014        -     2,014
                       -------------------------------------------------------------
Balance, November 30,
1995                   6,551,333 $  65  $   25,308  $  47,683  $(2,143)  $70,913

                       =============================================================


                          For the Three Months Ended November 30, 1994
                         ---------------------------------------------

Balance, August 31,
1994                   6,262,137 $  63   $  22,528 $  38,467   $(3,750)  $57,308

Exercise of stock
options                   35,125     -         205         -         -       205

Employee stock purchases  12,112     -         128         -         -       128

Sale of 70,000 shares of
 treasury stock                -     -           -         -       815       815

Net income                     -     -           -     1,628         -     1,628
                         -----------------------------------------------------------
Balance, November 30,
1994                   6,309,37  $  63   $  22,861 $  40,095   $(2,935)  $60,084
                         ===========================================================

                             FORM 10-Q
                   NICHOLS RESEARCH CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                              For the Three Months Ended
                                              November 30,  November 30,
                                                  1995         1994
                                             ----------------------------
                                               (amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                     $  2,014       $  1,628
Adjustments to reconcile net income to net
 cash provided (used) by
 operating activities:
 Depreciation and amortization                    1,017            599
 Loss on sale of investments                          -             29
Changes in assets and liabilities net
 of effects of acquisitions:
 Accounts receivable                             (6,817)        (1,933)
 Other assets                                      (296)           936
 Accounts payable                                (3,738)        (2,234)
 Accrued compensation and benefits                  255          1,045
 Income taxes payable                               255            (6)
 Other current liabilities                          292              -
                                             ----------------------------
     Total adjustments                           (9,032)        (1,564)
                                             ----------------------------
Net cash provided (used) by
operating activities                            (7,018)            64

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment               (1,100)          (230)
Payment for non-compete agreement                     -           (900)
Payments for acquisitions, net of cash
 acquired                                             -           (905)
Payment for investment in HealthGate Date Corp.    (400)             -
Proceeds from sale of long-term investments           -            289
                                             ----------------------------
Net cash used by investing activities            (1,500)        (1,746)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock            1,051            333
Proceeds from sale of treasury stock                  -            734
Payments of long-term debt                         (240)          (240)
                                             ----------------------------
Net cash provided by financing activities           811            827
                                             ----------------------------

Net decrease in cash and temporary cash
 investments                                     (7,707)          (855)

Cash and temporary cash investments at
 beginning of period                             17,196         19,355
                                             ----------------------------
Cash and temporary cash investments at
 end of period                                 $  9,489       $ 18,500
                                             ============================

                           FORM 10-Q
                   NICHOLS RESEARCH CORPORATION

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                           CONTINUED


SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Deferred compensation resulting from
  the exercise of restricted stock
  options and issuance of treasury stock       $      -       $     81

                           FORM 10-Q
                   NICHOLS RESEARCH CORPORATION

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

                         November 30, 1995


NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements (and all other information in this report) have not been examined by independent auditors, but in the opinion of the Company, all adjustments, consisting of the normal recurring accruals necessary for a fair presentation of the results for the period, have been made. The condensed consolidated financial statements include the accounts of Nichols Research Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 - INVESTMENT

In October 1995, the Company entered into an agreement to purchase 1,000 shares of Series B Preferred Stock of HealthGate Data Corporation (HealthGate). HealthGate provides a biomedical and health information system on the World Wide Web. The agreement provides for four equal purchase installments of $400,000, contingent upon HealthGate achieving certain milestones as defined in the agreement. The first installment was made in October 1995. The 1,000 shares of Preferred Stock are convertible to 20% of the common stock on a fully diluted basis at the date of the agreement.

NOTE 3 - RECLASSIFICATION

Certain prior period amounts have been reclassified to conform with the current period's presentation.

                            FORM 10-Q
                   NICHOLS RESEARCH CORPORATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The Company provides information systems and technology services to agencies of the Department of Defense, non-defense federal agencies, state governments and commercial entities. The major portion of the Company's revenues result from services performed under U.S. Government contracts, either directly or through subcontracts.

The following tables set forth, for the periods indicated, the percentage change in certain items in the consolidated statements of income and the percentages such items bear to consolidated revenues.

                            For the Three Months Ended
                             November 30,  November 30, Amount of  Percent
                                1995           1994       Change    Change
                            ------------------------------------------------
                              (amounts in thousands )

Revenues                      $ 49,030      $ 36,231     $12,799    35.3%

Costs and expenses:
 Direct and allocable costs     41,671        31,628      10,033    31.7
 General and administrative
 expenses                        4,421         2,323       2,098    90.3
                            ------------------------------------
  Total costs and expenses      46,092        33,961      12,131    35.7
                            ------------------------------------

Operating profit                 2,938         2,270         668    29.4

Other income (expense):
 Interest expense                  (39)            -          39     N/A
 Other income, principally
 interest                          272           292         (20)   (6.8)
                            ------------------------------------
Income before income taxes       3,171         2,562         609    23.8
Income taxes                     1,157           934         223    23.9
                            ------------------------------------
Net income                    $  2,014      $  1,628     $   386    23.7%
                            ====================================

                           FORM 10-Q
                   NICHOLS RESEARCH CORPORATION

RESULTS OF OPERATIONS (CONTINUED)

                                  For the Three Months Ended
                                   November 30,November 30,
                                     1995        1994
                                  --------------------------

Revenues                            100.0%      100.0%

Costs and expenses:
 Direct and allocable costs          85.0        87.3
 General and administrative
 expenses                             9.0         6.4
                                  --------------------------
   Total costs and expenses          94.0        93.7
                                  --------------------------

Operating profit                      6.0         6.3
Interest expense                     (0.1)        0.0
Other income                          0.6         0.8
                                  --------------------------
Income before income taxes            6.5         7.1
Income taxes                          2.4         2.6
                                  --------------------------
Net income                            4.1%        4.5%
                                  ==========================

                             FORM 10-Q
                   NICHOLS RESEARCH CORPORATION

Revenues for the three months ended November 30, 1995 increased 35.3%, or $12.8 million, as compared to the three months ended November 30, 1994. The increase was primarily the result of the revenues from an information technology services contract with a commercial customer and the revenues contributed by two information technology subsidiaries acquired late in the 1995 fiscal year. Revenue from Government Systems and Technologies contracts was approximately $27,546,000 (56%), revenue from Government Information Services contracts was approximately $10,458,000 (21%) and revenue from Commercial/Healthcare Information Services contracts was approximately $11,026,000 (23%) for the three months ended November 30, 1995.

Costs and expenses increased to 94.0% of revenues for the three months ended November 30, 1995 as compared to 93.7% for the three months ended November 30, 1994. The reduction in direct and allocable costs as a percentage of revenues is offset by increases in general and administrative expenses which reflect the efforts to use contract cost reductions to fund planned increases in business development and marketing efforts.

Other  income  of $272,000 consists primarily of interest  income.
Substantially all available cash is invested in interest bearing accounts and fixed income instruments.

Income taxes were approximately 36.5% of pretax income for the three months ended November 30, 1995, consistent with the same period in the prior year.

Net income increased 23.7%, or $386,000, for the reasons discussed above.

During the three months ended November 30, 1995, the Company won new contract awards totaling approximately $16,458,000 as compared to approximately $44,837,000 for the three months ended November 30, 1994. The new contract awards for the three months ended November 30, 1994 included one contract award of $35,800,000.

The Company's backlog at November 30, 1995 and November 30, 1994, was as follows:

                                      1995           1994
                                      ----           ----
Base period contracts and
  exercised options, net of
  services provided               $261,924,000   $273,428,000
Options                            211,803,000    262,760,000
                                  ---------------------------
  Total                           $473,727,000   $536,188,000
                                  ===========================

                            FORM 10-Q
                   NICHOLS RESEARCH CORPORATION


Backlog at November 30, 1995 decreased compared to November 30, 1994 due to the lower value of new contract awards. At November
30, 1995 the Company has proposals outstanding on several substantial contracts for which the award dates have been delayed.

The Company's business is dependent upon its ability to win new contracts, the funding levels of awarded contracts and the Company's ability to perform under contract provisions.

                             FORM 10-Q
                   NICHOLS RESEARCH CORPORATION

FINANCIAL CONDITION

For the three months ended November 30, 1995, operating activities used $7,018,000 in cash as compared to providing $64,000 during the three months ended November 30, 1994. The increase in use of cash was the result of the increase in sales and accounts receivable. The Company realized proceeds from the issuance of common stock during the three months ended November 30, 1995 of $1,051,000 as compared to $333,000 during the three months ended November 30, 1994. During the three months ended November 30, 1994 the Company reissued 70,000 shares of treasury stock, providing cash of $734,000.

Working capital was $49,089,000 at November 30, 1995 as compared to $45,989,000 at November 30, 1994. The Company also has $4,518,000 invested primarily in fixed income instruments at November 30, 1995, as compared to $7,576,000 at November 30, 1994.

The Company has a bank line of credit which provides for borrowing up to $73,500,000, secured primarily by accounts receivable. During the three months ended November 30, 1995, the Company had no outstanding borrowings under the provisions of this line of credit. Long-term debt includes a term note used to purchase computer hardware for lease to a customer under a system integration contract. The proceeds from an Alabama State Industrial Development Bond are being used to expand information technology programs.

Purchases of property and equipment were $1,100,000 during the three months ended November 30, 1995, as compared to $230,000 during the three months ended November 30, 1994. The Company is upgrading its enterprise information systems as well as replacing capital assets in the normal course of business.

The Company is actively pursuing new contracts for information system development and computer system integration activities which could require to the Company to acquire substantial amounts of computer hardware. The Company will also take advantage of opportunities to make strategic acquisitions, should they arise. The Company believes that its existing capital resources, together with available borrowing capacity, are sufficient to fund these objectives.

                             FORM 10-Q
                   NICHOLS RESEARCH CORPORATION

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits.

    Exhibit No.               Description
    -----------               -----------

       27                     Financial Data Schedule

(b) The Company has not filed any reports on Form 8-K for the three months ended November 30, 1995.

                             FORM 10-Q
                   NICHOLS RESEARCH CORPORATION

                            SIGNATURES

                      MANAGEMENT REPRESENTATION

       The accompanying unaudited Consolidated Balance Sheets at November 30, 1995, and August 31, 1995 as well as the Consolidated Statements of Income, Consolidated Statements of Changes in Stockholders' Equity and Consolidated Statements of Cash Flows for the three months ended November 30, 1995 and 1994, have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included.





January 16, 1996                            Allen E. Dillard
------------------------                 -------------------------
Date                                     Allen E. Dillard
                                         Vice President and Chief
                                         Financial Officer
                                         (Principal Finance and
                                         Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NICHOLS RESEARCH CORPORATION




January 16, 1996                      By:   Allen E. Dillard
------------------------                 -------------------------
Date                                     Allen E. Dillard
                                         Vice President and Chief
                                         Financial Officer
                                         (Principal Finance and
                                         Accounting Officer)