Form 10-Q
period 1996-02-29
NICHOLS RESEARCH CORP /AL/
filed 1996-04-12
CIK 806388

=========================================================================
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549
               ------------------------------------

                             FORM 10-Q

         (X)      QUARTERLY REPORT PURSUANT TO
                      SECTION 13 OR 15 (d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended February 29, 1996
                                        -----------------
                                OR

         (   )   TRANSITION REPORT PURSUANT TO
                    SECTION 13 OR 15 (d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

           For The Transition Period From _____________
                                 To  _____________
                       _____________________

                   Nichols Research Corporation

                  Commission File Number 0-15295
      (Exact name of registrant as specified in its charter)
                       _____________________

                DELAWARE                     63-0713665
               ----------                    ----------
    (State or other jurisdiction of       (I.R.S. Employer
     incorporation or organization)      Identification no.)

                   4040 Memorial Parkway, South
                  Huntsville, Alabama  35802-1326
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

                  YES X                NO
                     ---                 ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                   COMMON  STOCK, $.01 PAR VALUE
        6,401,903 SHARES OUTSTANDING ON  February 29, 1996
                       _____________________

                             FORM 10-Q

                   NICHOLS RESEARCH CORPORATION

      QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 29, 1996

                               INDEX




Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Statements of Income for the Three Months and Six Months Ended February 29, 1996 and
          February 28, 1995 (Unaudited)

          Balance Sheets as of February 29, 1996 and
          August 31, 1995 (Unaudited)

          Statements of Changes in Stockholders' Equity for the Six Months Ended February 29, 1996 and February 28, 1995 (Unaudited)

          Statements of Cash Flows for the Six Months
          Ended February 29, 1996 and February 28, 1995
          (Unaudited)

          Notes to Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Part II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security
         Holders

Item 6.  Exhibits and Reports on Form 8-K


Signatures

                            FORM 10-Q

                   NICHOLS RESEARCH CORPORATION

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (UNAUDITED)



                          For the Three Months Ended   For the Six Months Ended
                          February 29,   February 28, February 29,  February 28,
                              1996           1995         1996          1995
                          ------------------------------------------------------
                                (amounts in thousands except share data)

Revenues...............   $    49,003     $   36,174   $   98,033   $   72,404

Costs and expenses:
 Direct and allocable
 contract costs........        41,351         31,344       83,022       62,982
 General and
 administrative
 expenses..............         4,559          2,534        8,980        4,856
                          ----------------------------------------------------
Total costs
     and expenses......        45,910         33,878       92,002       67,838
                          ------------------------------------------------------

Operating profit.......         3,093          2,296        6,031        4,566

Other income (expense):
 Interest expense......           (88)            (8)        (127)          (8)
 Other income,
 principally interest..           215            379          487          671
                          ------------------------------------------------------
Income before income
taxes..................         3,220          2,667        6,391        5,229
Income taxes...........         1,169            991        2,326        1,925
                          ------------------------------------------------------
Net income.............   $     2,051     $    1,676    $   4,065   $    3,304

Earnings per share.....   $       .31     $      .27    $     .61   $      .54
                          ======================================================

Weighted average number
of common and common
equivalent shares......     6,722,415      6,197,376    6,682,360    6,166,972
                          ======================================================


NOTE: The Company has not declared or paid dividends in any of the periods presented.

                           FORM 10-Q

                  NICHOLS RESEARCH CORPORATION

               CONDENSED CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)


                                              February 29,         August 31,
                                                  1996                 1995
                                              --------------------------------
                                                     (amounts in thousands)
           ASSETS

Current assets:
 Cash and temporary cash investments......    $     18,784         $   17,196
 Accounts receivable......................          48,460             53,103
 Deferred income taxes....................           1,351              1,351
 Other....................................           2,172              1,593
                                              ---------------------------------
     Total current assets.................          70,767             73,243

Long-term investments.....................           4,507              4,530

Property and equipment:
 Computers and related equipment..........          13,197             11,973
 Furniture, equipment and improvements....           5,947              5,149
 Equipment - contracts....................           5,771              5,771
                                              ----------------------------------
                                                    24,915             22,893
 Less accumulated depreciation............          13,003             11,434
                                              ----------------------------------
    Net property and equipment............          11,912             11,459

Goodwill (net of accumulated
amortization).............................           8,426              8,803
Other assets..............................           3,803              2,844
                                              ----------------------------------


Total assets..............................    $     99,415         $  100,879
                                              ==================================

                                 FORM 10-Q

                       NICHOLS RESEARCH CORPORATION

             CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                               February 29,        August 31,
                                                  1996                1995
                                               ------------------------------
                                                (amounts in thousands except
                                                       per share data)
LIABILITIES AND STOCKHOLDERSO EQUITY

Current liabilities:
  Accounts payable........................     $    10,646         $   16,886
  Accrued compensation and benefits.......           7,203              6,897
  Income taxes payable....................               -                969
  Current maturities of long-term debt....           1,193              1,187
  Other...................................           1,042                531
                                               ------------------------------
      Total current liabilities............         20,084             26,470

Deferred income taxes......................          1,195              1,195

Long-term debt:
  Industrial development bonds.............          1,778              2,000
  Long-term notes..........................          2,885              3,366
                                               ------------------------------
     Total long-term debt..................          4,663              5,366

Stockholders' equity:
  Common stock, par value $.01 per share
    Authorized - 20,000,000 and 10,000,000
    shares respectivley
    Issued - 6,586,280 and 6,439,227
    shares respectively....................             66                 64
  Additional paid-in capital...............         25,816             24,258
  Retained earnings........................         49,734             45,669
  Less cost of treasury stock - 184,377
  shares...................................         (2,143)            (2,143)
                                               ------------------------------
     Total stockholders' equity............         73,473             67,848
                                               ------------------------------

Total liabilities and stockholders'
equity.....................................    $    99,415        $   100,879
                                               ==============================

                                       FORM 10-Q

                                NICHOLS RESEARCH CORPORATION

               CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                                       EQUITY (UNAUDITED)


                                                              Additional
                                           Common Stock         Paid-In       Retained      Treasury
                                       Shares        Amount     Capital       Earnings       Stock         Total
                                       --------------------------------------------------------------------------
                                                        (amounts in thousands except share data)

                                                      For the Six Months Ended February 29, 1996
                                                      ------------------------------------------
Balance, August 31, 1995               6,439,227     $    64   $   24,258    $   45,669    $  (2,143)   $  67,848

Exercise of stock options                125,301           1        1,128             -             -       1,129

Employee stock purchases                  21,752           1          430             -             -         431

Net income                                     -           -            -         4,065             -       4,065
                                       --------------------------------------------------------------------------
Balance, February 29, 1996             6,586,280     $    66   $   25,816    $   49,734    $   (2,143)  $  73,473
                                       ==========================================================================


                                                      For the Six Months Ended February 28, 1995
                                                      ------------------------------------------
Balance, August 31, 1994               6,262,137     $    63   $   22,528    $   38,467    $   (3,750)  $  57,308

Exercise of stock options                 59,500           1          397             -             -         398

Employee stock purchases                  23,413           -          265             -             -         265

Sales of 70,000 shares of
 treasury stock                                -           -            -             -           815         815

Net income                                     -           -            -         3,304             -       3,304
                                       --------------------------------------------------------------------------
Balance, February 28, 1995             6,345,050     $    64   $   23,190     $  41,771     $  (2,935)  $  62,090
                                       ==========================================================================

                                  FORM 10-Q

                            NICHOLS RESEARCH CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                        For the Six Months Ended
                                                       February 29,   February 28,
                                                           1996           1995
                                                       ---------------------------
                                                          (amounts in thousands)
Cash flows from operating activities:
Net income....................................          $  4,065        $  3,304
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization...............             2,059           1,303
  Loss on sale of investments.................                 -              34
Changes in assets and liabilities net of
  effects of acquisitions:
  Accounts receivable.........................             4,643            118
  Other assets................................              (597)           956
  Accounts payable............................            (6,240)        (1,792)
  Accrued compensation and benefits...........               306          1,207
  Income taxes payable........................              (969)           906
  Other current liabilities...................               511              -
                                                        -----------------------
     Total adjustments........................              (287)         2,732
                                                        -----------------------
Net cash provided by operating activities.....             3,778          6,036

Cash flows from investing activities:
Purchase of property and equipment............            (2,022)          (887)
Payment for non-compete agreement.............                 -           (900)
Payments for acquisitions, net of cash
acquired......................................                 -           (905)
Payments for investment in affiliates.........            (1,031)        (1,521)
Proceeds from sale of long-term investments...                 -          3,284
                                                        -----------------------
Net cash used by investing activities.........            (3,053)          (929)

Cash flows from financing activities:
Proceeds from issuance of common stock........             1,560            663
Proceeds from sale of treasury stock..........                 -            734
Proceeds from industrial development bonds....                 -          2,225
Payments of long-term debt....................              (697)          (481)
                                                        -----------------------
Net cash provided by financing activities.....               863          3,141
                                                        -----------------------

Net increase in cash..........................             1,588          8,248

                                 FORM 10-Q

                         NICHOLS RESEARCH CORPORATION

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED
                                 (CONTINUED)

Cash and temporary cash investments at
  beginning of period.........................            17,196         19,355
Cash and temporary cash investments at end
  of period...................................          $ 18,784       $ 27,603


Non-cash transactions:
Deferred compensation resulting from the
  exercise of restricted stock options
  and issuance of treasury stock..............          $      -       $     81

                                 FORM 10-Q

                         NICHOLS RESEARCH CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               February 29, 1996


Note 1 - Basis of Presentation
- ------------------------------

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

Note 2 - Investments and Affiliates
- -----------------------------------

In October 1995, the Company entered into an agreement to purchase
1,000  shares  of  Series  B Preferred Stock  of  HealthGate  Data
Corporation  (HealthGate).  HealthGate provides a  biomedical  and
health  information system on the World Wide Web.   The  agreement
provides   for  four  equal  purchase  installments  of  $400,000,
contingent upon HealthGate achieving certain milestones as defined in  the agreement.  Two installments have been made as of February
29, 1996.  The 1,000 shares of Preferred Stock are convertible  to
20%  of  the common stock on a fully diluted basis at the date  of the agreement.

In January 1996, the Company invested approximately $200,000 in a joint venture, HealthShare, LLC. HealthShare's mission is to provide an integrated information system and support services that enhance the quality and efficiency of healthcare delivery at a reduced cost.

Note 3 - Reclassification
- -------------------------

Certain prior period amounts have been reclassified to conform with the current period's presentation.

                             FORM 10-Q

                    NICHOLS RESEARCH CORPORATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
- ---------------------

The  Company provides information systems and technology  services to  agencies  of  the  Department of Defense, non-defense  federal
agencies,  state governments and commercial entities.   The  major
portion  of the Company's revenues results from services performed under  U.S.  Government  contracts,  either  directly  or  through subcontracts.

The following tables set forth, for the periods indicated, the amount and percentage change for certain items in the consolidated statements of income and the percentages such items bear to consolidated revenues.


                                       For the Three Months Ended  For the Six Months Ended
                                       February 29, 1996 compared  February 29, 1996 compared
                                       to the Three Months Ended    to the Six Months Ended
                                           February 28, 1995           February 28, 1995
                                         Amount of      Percent     Amount of     Percent
                                           Change       Change       Change       Change
                                        ----------------------------------------------------
                                                         (amounts in thousands)

Revenues.......................          $  12,829       35.5%    $  25,629       35.4%

Cost and expenses:
  Direct and allocable contract
  costs........................             10,007       31.9        20,040       31.8
  General and administrative
  expenses.....................              2,025       79.9         4,124       84.9
     Total cost and expenses...             12,032       35.5        24,164       35.6

Operating profit...............                797       34.7         1,465       32.1

Other income (expense).........               (244)     (65.8)         (303)     (45.7)
Income before income taxes.....                553       20.7         1,162       22.2
Income taxes...................                178       18.0           401       20.8
Net income.....................          $     375       22.4%    $     761       23.0%


                                      For the Three Months Ended    For the Six Months Ended
                                         February 29, February 28,  February 29,  February 28,
                                             1996        1995           1996         1995
                                       -------------------------------------------------------
Revenues.......................             100.0%      100.0%        100.0%       100.0%

Cost and expenses:
  Direct and allocable contract
  costs........................              84.4        86.7          84.7        87.0
  General and administrative
  expenses.....................               9.3         7.0           9.2         6.7
                                       ------------------------------------------------------
     Total cost and expenses...              93.7        93.7          93.9        93.7
                                       ------------------------------------------------------

Operating profit...............               6.3         6.3           6.2         6.3

Other income (expense).........               0.3         1.0           0.4         1.0
                                       ------------------------------------------------------
Income before income taxes.....               6.6         7.3           6.6         7.3
Income taxes...................               2.4         2.7           2.4         2.7
                                       ------------------------------------------------------
Net income.....................               4.2%        4.6%          4.2%        4.6%
                                       ======================================================


Revenues  for  the three months ended February 29, 1996  increased
35.5  percent,  or  $12.8 million and for  the  six  months  ended
February  29,  1996 increased 35.4 percent, or $25.6  million,  as compared  to  the three months and six months ended  February  28,
1995.  The increase was primarily the results of the revenues from an  information  technology services contract  with  a  commercial
customer   and   the  revenues  contributed  by  two   information
technology  subsidiaries acquired late in the  1995  fiscal  year.
Revenue  from  Government Systems and Technologies  contracts  was approximately  $55,115,000 (56 percent), revenue  from  Government
Information  Services contracts was approximately $22,191,000  (23
percent)   and  revenue  from  Commercial/Healthcare   Information
Services contracts was approximately $20,727,000 (21 percent)  for the six months ended February 29, 1996.

Costs and expenses were 93.7 percent of revenues for the three months and 93.9 percent of revenues for the six months ended
February 29, 1996, as compared to 93.7 percent for both the three months and six months ended February 28, 1995. The reduction in direct and allocable costs as a percentage of revenues is offset by increases in general and administrative expenses which reflect the efforts to use contract cost reductions and increased margins to fund planned increases in business development and marketing efforts, primarily with commercial opportunities.

Other income consists primarily of interest income. Substantially all available cash is invested in interest bearing accounts or fixed income instruments. The 27.4 percent decrease in other income for the six months ended February 29, 1996 as compared to the six months ended February 28, 1995 is the result of the use of cash to make strategic acquisitions and investments in affiliates.

Net income increased 22.4 percent, or $375,000 for the three months and 23.0 percent, or $761,000 for the six months ended
February 29, 1996, as compared to the same periods in the prior year. The increase is the result of reasons discussed above.

Financial Condition
- -------------------

For  the  six months ended February 29, 1996, operating activities provided  $3,778,000 in cash as compared to $6,036,000 during  the six months ended February 28, 1995.  The decrease in cash provided is  the result of changes in the balances of operating assets  and liabilities.  The Company realized proceeds from the  issuance  of common  stock of $1,560,000 for the six months ended February  29,
1996  as compared to $663,000 during the six months ended February
28,  1995.   During the six months ended February  28,  1995,  the
Company  also reissued 70,000 shares of treasury stock,  providing cash of $734,000.

Working  capital was $50,683,000 at February 29, 1996 as  compared
to  $51,265,000  at  February  28, 1995.   The  Company's  working
capital  ratios  were 3.5:1 at February 29, 1996  as  compared  to
3.7:1  at  February  28, 1995.  The Company  also  has  $4,507,000
invested   primarily  in  fixed  income  instruments   which   are
classified as noncurrent assets at February 29, 1996, as  compared to $4,555,000 at February 28, 1995.

The Company has a bank line of credit which provides for borrowing up  to  $73,500,000,  secured primarily  by  accounts  receivable.
During the six months ended February 29, 1996, the Company had  no outstanding  borrowings  under the  provisions  of  this  line  of
credit.   Long-term  debt includes a term note  used  to  purchase
computer  hardware  for  lease  to  a  customer  under  a   system
integration   contract.   The  proceeds  from  an  Alabama   State
Industrial  Development Bond are being used to expand  information technology programs.

Purchases of property and equipment were $2,022,000 during the six months ended February 29, 1996, as compared to $887,000 during the six months ended February 28, 1995. The Company is upgrading its enterprise information systems as well as replacing capital assets in the normal course of business.

The Company is actively pursuing new contracts for information systems development and computer system integration activities which could require the Company to acquire substantial amounts of computer hardware. One such contract, High Performance Computing
Modernization Program (HPCM), was awarded in March 1996.  On April
2, 1996, as part of its overall strategic plan, the Company signed a letter of intent to acquire Advanced Marine Enterprises, Inc.
(AME). The Company believes that its existing capital resources, together with available borrowing capacity, are sufficient to fund these activities.

During the six months ended February 29, 1996, the Company won new contract awards totaling approximately $74,172,000 as compared to approximately $88,324,000 for the six months ended February 28, 1995. The trend in contract awards is for increased amounts to be awarded in options.

The  Company's backlog at February 29, 1996 and February 28,  1995 was as follows:

                                              1996           1995
                                              ----           ----
Base period contracts and exercised
  options, net of services provided....   $283,520,000   $266,703,000
Options................................    195,943,000    276,238,000
                                          ------------   ------------
  Total................................   $479,463,000   $542,941,000
                                          ============   ============

Backlog  at  February 29, 1996 decreased compared to February  28,
1995  due  to the lower value of new contract awards.  At February
29,   1996  the  Company  has  proposals  outstanding  on  several
substantial  contracts.   The HPCM award  in  March  1996  has  an
estimated  value of $155.5 million (including options).  Contracts with the U.S. Government, either directly or through subcontracts, are the primary source of backlog values.

The Company's business is dependent upon its ability to win new contracts, the funding levels of awarded contracts and the Company's ability to perform under contract provisions.

                               FORM 10-Q

                      NICHOLS RESEARCH CORPORATION

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

On   January  11,  1996,  the  annual  meeting  of  the  CompanyOs stockholders was held at the Corporate Headquarters in Huntsville,
Alabama.   Proxies  were  solicited  and  cast  by  the  Company's
transfer  agent, Chemical Mellon Shareholder Services,  New  York,
New York.  Matters put to vote and acted upon were the election of the  Board  of Directors of the Company, amendment to the  Nichols
Research   Corporation  1991  Stock  Option  Plan,  amendment   to
Certificate of Incorporation and the ratification of the Company's external auditors.

All directors were elected for a term of one year and will serve until the next annual meeting. Directors elected were as follows:

                                      For         Withheld

     Chris H. Horgen               5,204,295       228,582
     Michael J. Mruz               5,200,968       231,909
     Roy J. Nichols                5,205,425       227,452
     Patsy L. Hattox               5,202,990       229,887
     Roger P. Heinisch             5,205,259       227,618
     John R. Wynn                  5,182,317       250,560
     William E. Odom               5,205,525       227,352
     James R. Thompson, Jr.        5,198,508       234,369
     Phil E. DePoy                 5,198,061       234,816
     Robert W. Hager               5,198,149       234,728

The  Nichols  Research  Corporation 1991  Stock  Option  Plan  was
amended.   Voting  for  amendment were  3,121,382  shares,  voting
against were 1,397,636 shares and 236,810 shares abstained.

Article  IV  of  the  Company's Certificate of  Incorporation  was
amended.   Voting for the amendment were 4,748,186 shares,  voting
against were 616,651 shares and 11,840 shares abstained.

Ernst & Young, LLP was ratified to serve as the CompanyOs independent auditors for the fiscal year ending August 31, 1996.
Voting for ratification were 5,421,033 shares, voting against were 2,231 shares and 9,613 shares abstained.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits.

       Exhibit No.                 Description
       -----------                 -----------

           27                 Financial Data Schedule

(b) The Company has not filed any reports on Form 8-K for the six months ended February 29, 1996.

                              FORM 10-Q

                     NICHOLS RESEARCH CORPORATION

                              SIGNATURES

                      MANAGEMENT REPRESENTATION
                      -------------------------

    The  accompanying  unaudited Consolidated  Balance  Sheets  at
February 29, 1996, and August 31, 1995 as well as the Consolidated
Statements of Income for the three months ended February  29,  1996 and  February 28, 1995 and the Consolidated Statements of  Income,
Consolidated  Statements  of Changes in Stockholders'  Equity  and
Consolidated  Statements of Cash Flows for the  six  months  ended
February  29,  1996  and  February  28,  1995,  are  unaudited  by
independent  public  accountants;  however,  in  the  opinion   of
management,  all adjustments, consisting only of normal  recurring adjustments, necessary for a fair presentation of the  results  of operations  for the periods presented and financial  position  for the dates presented have been made.





   April 12, 1996                               Allen E. Dillard
   --------------                               ----------------
   Date                                         Allen E. Dillard
                                                Chief Financial Officer
                                                (Principal Finance and
                                                Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           NICHOLS RESEARCH CORPORATION




   April 12, 1996                               Allen E. Dillard
   --------------                               ----------------
   Date                                         Allen E. Dillard
                                                Chief Financial Officer
                                                (Principal Finance and
                                                Accounting Officer)

