Form 10-Q
period 1996-05-31
NICHOLS RESEARCH CORP /AL/
filed 1996-07-15
CIK 806388

==================================================================
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549
                ----------------------------------

                             FORM 10-Q

         (X)      QUARTERLY REPORT PURSUANT TO
                      SECTION 13 OR 15 (d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended May 31, 1996
                                           ____________

                                OR

         (   )   TRANSITION REPORT PURSUANT TO
                    SECTION 13 OR 15 (d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

           For The Transition Period From _____________
                                 To  _____________
                     _________________________

                   Nichols Research Corporation

                  Commission File Number 0-15295
      (Exact name of registrant as specified in its charter)
                       _____________________

               DELAWARE                     63-0713665
        ___________________________     _________________
     (State or other jurisdiction of    (I.R.S. Employer
      incorporation or organization)    Identification no.)

                   4040 Memorial Parkway, South
                  Huntsville, Alabama  35802-1326
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

                  YES X                NO
                     ---                  ---
Indicate the number of shares outstanding of each of the issuerOs classes of common stock, as of the latest practical date.

                   COMMON  STOCK, $.01 PAR VALUE
           6,514,116 SHARES OUTSTANDING ON  May 31, 1996
                       _____________________

==================================================================

                             FORM 10-Q

                   NICHOLS RESEARCH CORPORATION

        QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 1996

                               INDEX


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Income for the Three Months and Nine Months Ended May 31, 1996 and May 31, 1995 (Unaudited)

         Condensed Consolidated Balance Sheets as of May 31, 1996 and August 31, 1995 (Unaudited)

         Condensed Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended May 31, 1996 and May 31, 1995 (Unaudited)

         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended May 31, 1996 and May 31, 1995 (Unaudited)

         Notes to Condensed Consolidated Financial Statements
         (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

         Signatures

                             FORM 10-Q

                   NICHOLS RESEARCH CORPORATION

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (UNAUDITED)


                                For the Three Months Ended  For the Nine Months Ended
                                --------------------------  -------------------------
                                   May 31,      May 31,        May 31,     May 31,
                                    1996         1995           1996        1995
                                -----------------------------------------------------
                                       (amounts in thousands except share data)


Revenues......................  $  55,169      $  44,444      $ 153,202  $ 116,848

Costs and expenses:
 Direct and allocable costs...     46,713         38,183        129,735    101,165
 General and administrative
 expenses.....................      4,899          3,791         13,879      8,648
                                --------------------------------------------------
     Total costs and expenses.     51,612         41,974        143,614    109,813
                                --------------------------------------------------
Operating profit..............      3,557          2,470          9,588      7,035


Other income (expense):
 Interest expense.............        (99)           (57)          (226)       (65)
 Other income, principally
 interest.....................        262            516            749      1,188
                                --------------------------------------------------
Income before income taxes....      3,720          2,929         10,111      8,158
Income taxes..................      1,344          1,100          3,670      3,025
                                --------------------------------------------------
Net income....................  $   2,376      $   1,829      $   6,441  $   5,133
                                ==================================================

Earnings per share............  $     .35      $     .29      $     .96  $     .83
                                ==================================================

Weighted average number of
 common and common
 equivalent shares............  6,859,862      6,299,391      6,741,527  6,211,111
                                ==================================================


NOTE: The Company has not declared or paid dividends in any of the periods presented.


See accompanying notes.

                             FORM 10-Q

                   NICHOLS RESEARCH CORPORATION

               CONDENSED CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)


                                                 May 31,       August 31,
                                                  1996            1995
                                            ---------------------------------
                                                 (amounts in thousands)
           ASSETS

Current assets:
 Cash and temporary cash investments......           $ 13,064       $ 17,196
 Accounts receivable......................             67,094         53,103
 Deferred income taxes....................              1,351          1,351
 Other....................................              2,416          1,593
                                            ---------------------------------
   Total current assets...................             83,925         73,243

Long-term investments.....................              4,495          4,530

Property and equipment:
 Computers and related equipment..........             15,866         11,973
 Furniture, equipment and improvements....              6,282          5,149
 Equipment - contracts....................              5,771          5,771
                                            ---------------------------------
                                                       27,919         22,893
 Less accumulated depreciation............             13,768         11,434
                                            ---------------------------------
   Net property and equipment.............             14,151         11,459

Goodwill (net of accumulated
 amortization)............................             20,774          8,803
Other assets..............................              4,341          2,844
                                            ---------------------------------


Total assets..............................           $127,686       $100,879


See accompanying notes.

                             FORM 10-Q

                   NICHOLS RESEARCH CORPORATION

               CONDENSED CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)


                                                 May 31,        August 31,
                                                  1996             1995
                                              ------------------------------
                                               (amounts in thousands except
                                                      per share data)

LIABILITIES AND STOCKHOLDERSO EQUITY

Current liabilities:
 Accounts payable.........................     $  14,005         $  16,886
 Accrued compensation and benefits........         9,667             6,897
 Income taxes payable.....................           104               969
 Note payable.............................        14,500                 -
 Current maturities of long-term debt.....         1,191             1,187
 Other....................................         3,643               531
                                              -----------------------------
     Total current liabilities............        43,110            26,470

Deferred income taxes.....................         1,195             1,195

Long-term debt:
 Industrial development bonds.............         1,777             2,000
 Long-term notes..........................         2,716             3,366
                                              -----------------------------
     Total long-term debt.................         4,493             5,366

Stockholders' equity:
  Common stock, par value $.01 per share
    Authorized - 20,000,000 and
     10,000,000 shares, respectively
    Issued - 6,626,449 and 6,439,227
     shares, respectively.................            66                64
  Additional paid-in capital..............        28,000            24,258
  Retained earnings.......................        52,110            45,669
  Less cost of treasury stock - 112,333
    and 184,377 shares, respectively......        (1,288)           (2,143)
                                              -----------------------------
    Total stockholders' equity............        78,888            67,848
                                              -----------------------------

Total liabilities and stockholders'
 equity...................................     $ 127,686         $ 100,879


See accompanying notes.

                                                 FORM 10-Q

                                        NICHOLS RESEARCH CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                                              EQUITY (UNAUDITED)


                                                     Additional
                                     Common Stock      Paid-In    Retained  Treasury
                                   Shares    Amount    Capital    Earnings   Stock        Total
                                  --------------------------------------------------------------
                                           (amounts in thousands except share data)

                                            For the Nine Months Ended May 31, 1996
                                            --------------------------------------


Balance, August 31, 1995         6,439,227   $   64    $ 24,258   $ 45,669   $ (2,143)  $ 67,848

Exercise of stock options          155,963        1       1,529          -          -      1,530

Employee stock purchases            31,259        1         690          -          -        691

Re-issue 72,044 shares of
 treasury stock                          -        -       1,523          -        855      2,378

Net income                               -        -           -      6,441          -      6,441
                                 ----------------------------------------------------------------

Balance, May 31, 1996            6,626,449   $   66    $ 28,000   $ 52,110   $ (1,288)  $ 78,888
                                 ================================================================


                                            For the Nine Months Ended May 31, 1995
                                            --------------------------------------

Balance, August 31, 1994         6,262,137   $   63    $ 22,528   $ 38,467   $ (3,750)  $ 57,308

Exercise of stock options           91,038        1         620          -          -        621

Employee stock purchases            34,948        -         417          -          -        417

Re-issue 138,123 shares of
 treasury stock                          -        -         213          -      1,607      1,820

Net income                               -        -           -      5,133          -      5,133
                                 ----------------------------------------------------------------
Balance, May 31, 1995            6,388,123   $   64    $ 23,778   $ 43,600   $ (2,143)  $ 65,299
                                 ================================================================

See accompanying notes.

                             FORM 10-Q

                   NICHOLS RESEARCH CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                 For the Nine Months Ended
                                                    May 31,        May 31,
                                                     1996           1995
                                               -----------------------------
                                                   (amounts in thousands)
Cash flows from operating activities:
Net income..............................         $    6,441     $    5,133
Adjustments to reconcile net income
 to net cash provided (used) by
 operating activities:
 Depreciation and amortization..........              3,070          2,017
 Loss on sale of investments............                  -             34
Changes in assets and liabilities net
 of effects of acquisitions:
 Accounts receivable....................             (6,959)        (2,535)
 Other assets...........................               (677)           823
 Accounts payable.......................             (4,917)        (2,373)
 Accrued compensation and benefits......              1,658          2,300
 Income taxes payable...................               (865)           703
 Other current liabilities..............              1,687            241
                                               ----------------------------
     Total adjustments..................             (7,003)         1,210
                                               ----------------------------
Net cash provided (used) by operating
 activities..............................              (562)         6,343

Cash flows from investing activities:
Purchase of property and equipment......             (3,113)        (1,328)
Payment for non-compete agreement.......                  -           (900)
Payments for acquisitions, net of cash
 acquired...............................            (14,763)        (2,869)
Payments for investment in affiliates...             (1,546)        (1,535)
Proceeds from sale of long-term
 investments............................                  -          3,284
                                               ----------------------------
Net cash used by investing activities...            (19,422)        (3,348)

Cash flows from financing activities:
Proceeds from issuance of common stock..              2,221          1,039
Proceeds from sale of treasury stock....                  -            734
Proceeds from industrial development
 bonds..................................                  -          2,225
Proceeds from note payable..............             14,500              -
Payments of long-term debt..............               (869)        (1,003)
                                               ----------------------------
Net cash provided by financing
 activities.............................             15,852          2,995
                                               ----------------------------
Net increase (decrease) in cash.........             (4,132)         5,990

                             FORM 10-Q

                   NICHOLS RESEARCH CORPORATION

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (UNAUDITED) (CONTINUED)



Cash and temporary cash investments at
 beginning of period....................             17,196         19,355
                                               ----------------------------
Cash and temporary cash investments at
 end of period..........................         $   13,064     $   25,345
                                               ============================

Non-cash transactions:
Deferred compensation resulting from
 the exercise of restricted stock
 options and issuance of treasury
 stock..................................         $        -     $       81
Issuance of treasury stock as
 consideration in acquisition...........              2,378          1,005


See accompanying notes.

                             FORM 10-Q

                   NICHOLS RESEARCH CORPORATION

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

                           May 31, 1996


Note 1 - Basis of Presentation and Organization

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

On   July  9,  1996,  the  Company  announced  the  renaming   and
modification  of four internal business areas to reflect  continued
evolution  and  development within the  Company.   The  names  and
organizations will be used to better capture and focus the Company into specific markets, domains, clients, and cultures appropriate to the respective line of business. The names are Nichols InfoFed (Government I/T), Nichols Federal (Defense and Intelligence), NicholSELECT (Healthcare and Insurance I/T), and Nichols InfoTec (Commercial I/T).

Note 2 - Investments and Affiliates

In October 1995, the Company entered into an agreement to purchase 1,000 shares of Series B Preferred Stock of HealthGate Data Corporation (HealthGate). HealthGate provides a biomedical and health information system on the World Wide Web. The agreement provides for four equal purchase installments of $400,000, contingent upon HealthGate achieving certain milestones as defined in the agreement. Three installments have been made as of May 31, 1996. The 1,000 shares of Preferred Stock are convertible to 20% of the common stock on a fully diluted basis at the date of the agreement.

In January 1996, the Company invested approximately $200,000 to acquire a 50% interest in a joint venture, HealthShare, LLC. HealthShare's mission is to provide an integrated information system and support services that enhance the quality and efficiency of healthcare delivery at a reduced cost.

                             FORM 10-Q

                     NICHOLS RESEARCH CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (UNAUDITED) (CONTINUED)


On May 31, 1996, the Company entered into a stock purchase agreement and purchased all of the issued and outstanding capital stock of Advanced Marine Enterprises, Inc. (AME), a Virginia corporation. The purchase price was approximately $17,522,000, of which $15,122,000 was payable in cash and $2,400,000 was paid in Common Stock of the Company. The cash was borrowed under the Company's existing credit agreement. The transaction was accounted for as a purchase and, accordingly, the purchase price and liabilities assumed have been allocated to the assets acquired, including goodwill of approximately $12,500,000 to be amortized over 15 years. The Consolidated Balance Sheet at May 31, 1996 includes the accounts of AME.

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

                             For the Three Months Ended     For the Nine Months Ended
                                May 31, 1996 Compared          May 31, 1996 Compared
                              to the Three Months Ended      to the Nine Months Ended
                                    May 31, 1995                   May 31, 1995
                               Amount of     Percentage       Amount of    Percentage
                                Change         Change          Change        Change
                             --------------------------------------------------------
                                                 (amounts in thousands)

Revenues.................    $   10,725         24.1 %       $   36,354      31.1 %

Cost and expenses:
 Direct and allocable
 costs...................         8,530         22.3             28,570      28.2
  General and
  administrative
  expenses...............         1,108         29.2              5,231      60.5
     Total cost and
     expenses............         9,638         23.0             33,801      30.8

Operating profit.........         1,087         44.0              2,553      36.3

Other income (expense),
 net.....................          (296)       (64.5)              (600)    (53.4)
Income before income
 taxes...................           791         27.0              1,953      23.9
Income taxes.............           244         22.2                645      21.3
Net income...............    $      547         29.9%        $    1,308      25.5 %

                              FORM 10-Q

                      NICHOLS RESEARCH CORPORATION



                             For the Three Months Ended      For the Nine Months Ended
                                May 31,       May 31,           May 31,      May 31,
                                 1996          1995              1996         1995
                             ---------------------------------------------------------
Revenues.................       100.0 %       100.0 %           100.0 %      100.0 %

Cost and expenses:
 Direct and allocable
 costs...................        84.7          85.9              84.7         86.6
 General and
 administrative
 expenses................         8.9           8.5               9.0          7.4
                             ---------------------------------------------------------
    Total cost and
    expenses.............        93.6          94.4              93.7         94.0
                             ---------------------------------------------------------
Operating profit.........         6.4           5.6               6.3          6.0

Other income (expense),
 net.....................         0.3           1.0               0.3          1.0
                             ---------------------------------------------------------
Income before income
 taxes...................         6.7           6.6               6.6          7.0
Income taxes.............         2.4           2.5               2.4          2.6
                             ---------------------------------------------------------
Net income...............         4.3 %         4.1 %             4.2 %        4.4 %
                             =========================================================

Revenues for the three months ended May 31, 1996 increased 24 percent, or $10.7 million and for the nine months ended May 31, 1996 increased 31 percent, or $36.4 million, as compared to the three months and nine months ended May 31, 1995. The increase was primarily the result of the revenues contributed by a significant information technology services contract with a commercial customer, and the revenues contributed by two information technology subsidiaries acquired late in the 1995 fiscal year (approximately 67% of the increase). The Company also realized an increase in revenues from its existing contract base.

                             FORM 10-Q
                     NICHOLS RESEARCH CORPORATION


Costs and expenses were 93.6 percent of revenues for the three months and 93.7 percent of revenues for the nine months ended May 31, 1996, as compared to 94.4 percent for the three months and
94.0  percent  for  the  nine months  ended  May  31,  1995.   The
reduction in direct and allocable costs as a percentage of revenues is offset by increases in general and administrative expenses which reflect the efforts to use contract cost reductions and increased margins to fund planned increases in business development and marketing efforts, primarily with commercial market opportunities.

Other income consists primarily of interest income. Substantially all available cash is invested in interest bearing accounts or fixed income instruments. The 53.4 percent decrease in other income for the nine months ended May 31, 1996 as compared to the nine months ended May 31, 1995 is the result of the use of cash to make strategic acquisitions and investments in affiliates.

Net income increased 29.9 percent, or $547,000 for the three months and 25.5 percent, or $1,308,000 for the nine months ended May 31, 1996, as compared to the same periods in the prior year. The increase is the result of reasons discussed above.

Financial Condition

For the nine months ended May 31, 1996, operating activities used $562,000 in cash as compared to providing $6,343,000 during the nine months ended May 31, 1995. The decrease is the result of changes in working capital requirements. The Company realized proceeds from the issuance of common stock of $2,222,000 for the nine months ended May 31, 1996 as compared to $1,039,000 during the nine months ended May 31, 1995. During the nine months ended May 31, 1995, the Company also reissued 70,000 shares of treasury stock, providing cash of $734,000.

Working capital was $40,815,000 at May 31, 1996 as compared to $51,597,000 at May 31, 1995. The Company's working capital ratios were 1.9:1 at May 31, 1996 as compared to 3.6:1 at May 31, 1995. The Company also has $4,495,000 invested primarily in fixed income instruments which are classified as noncurrent assets at May 31, 1996, as compared to $4,542,000 at May 31, 1995.

The Company has a bank line of credit which provides for borrowing up to $73,500,000, secured primarily by accounts receivable. On May 31, 1996, the Company borrowed $14,500,000 under this credit agreement. The proceeds were used to acquire the outstanding capital stock of Advanced Marine Enterprises, Inc. (AME), a Virginia corporation. The Company had no other outstanding borrowings under the provisions of this line of credit. Long-term debt includes a term note used to purchase computer hardware for lease to a customer under a system integration contract. The proceeds from an Alabama State Industrial Development Bond are being used to expand information technology programs.

                            FORM 10-Q

                    NICHOLS RESEARCH CORPORATION

Purchases of property and equipment were $3,113,000 during the nine months ended May 31, 1996, as compared to $1,328,000 during the nine months ended May 31, 1995. The Company is upgrading its enterprise information systems as well as replacing capital assets in the normal course of business.

The Company is actively pursuing new contracts for information systems development and computer system integration activities which could require the Company to acquire substantial amounts of computer hardware. The Company is also regularly evaluating potential acquisition candidates. The Company believes that its existing capital resources, together with available borrowing capacity, are sufficient to fund these activities.

During the nine months ended May 31, 1996, the Company won new contract awards totaling approximately $449,495,000 as compared to approximately $135,153,000 for the nine months ended May 31, 1995. The acquisition of AME provided additional backlog of approximately $180,000,000. The trend in contract awards is for increased amounts to be awarded in options.

The Company's backlog at May 31, 1996 and May 31, 1995 was as follows:

                                      1996           1995
                                      ----           ----
Base period contracts and
 exercised options, net of
 services provided........      $ 519,143,000     $ 289,560,000
Options...................        431,233,000       230,441,000
                                -------------     -------------
 Total....................      $ 950,376,000     $ 520,001,000
                                =============     =============

Contracts with the U.S. Government, either directly or through subcontracts, are the primary source of backlog values.

The Company's business is dependent upon its ability to win new contracts, the funding levels of awarded contracts and the Company's ability to perform under contract provisions.

                            FORM 10-Q

                    NICHOLS RESEARCH CORPORATION


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On May 31, 1996, the Company purchased all of the capital stock of Advanced Marine Enterprises, Inc. (AME) pursuant to a Stock Purchase Agreement which provided for indemnity of the Company by the Sellers from all damages arising out of or connected with pending litigation against AME. An Escrow Agreement was signed by Sellers to provide security for the indemnity obligations assumed by Sellers under the Stock Purchase Agreement in the amount of $2,700,000.

One of the described cases was PRC, Inc. v. AME, et al, instituted on January 2, 1996 in the Circuit Court of Arlington County, Virginia, Chancery No. 96.1 wherein PRC, Inc. in a nine count complaint (breach of fiduciary duty, intentional interference with contractual relations, intentional interference with prospective business and contractual relations, specific performance in breach of PRC terms and conditions of employment, violation of Virginia Trade Secrets Act, violation of Virginia Computer Crimes Act, violation of Virginia Code Annotated 18.2-499, conversion, request for accounting pursuant to Virginia Code ANN.8.01-31) sought injunctive relief and both compensatory and punitive damages. In that action PRC alleged that, among other matters, AME and certain of its employees conspired to illegally acquire the PRC Engineering Department, including its employees, customers, property and proprietary information.

The trial of this non-jury action commenced May 28, 1996 and concluded on June 19, 1996. At this time the judge orally announced his tentative findings and conclusions of law awarding PRC, Inc. monetary damages totaling approximately $4,100,000, exclusive of attorneysO fees and expenses estimated to be in the range of $650,000 to $700,000. While the courtOs pronouncement is presently inconclusive and subject to change, it is an indication of the amount of the final judgment expected to be entered before August 1, 1996.

An agreement has been reached wherein Sellers will increase the funding of the Escrow Agreement to fully cover the anticipated judgment and accrued interest. The amount now provided in such agreement is approximately $5,550,000. Management believes that such amounts will be sufficient to pay any judgements, costs or expenses that may ultimately result from this matter.

                             FORM 10-Q

                   NICHOLS RESEARCH CORPORATION


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits.

     Exhibit No.                      Description
     -----------                      -----------

         27                     Financial Data Schedule

(b) The Company has filed the following reports on Form 8-K for the Three Months ended May 31, 1996.

     On June 17, 1996, the Company filed Form 8-K with the Commission reporting the acquisition of all of the outstanding capital stock of Advanced Marine Enterprises, Inc. (AME), a Virginia corporation. The purchase agreement was executed and the acquisition was consumated on May 31, 1996. The financial
     statements  required by Item 7(a)(4) of  Form       8-K  shall  be
     filed by amendment no later than 60 days after June 15, 1996. The pro forma financial information required by Item 7(b) of Form 8-K shall be filed by amendment no later than 60 days after June 15, 1996.

                            FORM 10-Q

                    NICHOLS RESEARCH CORPORATION


                            SIGNATURES

                      MANAGEMENT REPRESENTATION

    The accompanying unaudited Consolidated Balance Sheets at May 31, 1996, and August 31, 1995 as well as the Consolidated Statements of Income for the three months ended May 31, 1996 and May 31, 1995 and the Consolidated Statements of Income, Consolidated Statements of Changes in Stockholders' Equity and Consolidated Statements of Cash Flows for the nine months ended May 31, 1996 and May 31, 1995, are unaudited by independent public accountants; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented and financial position for the dates presented have been made.





   July 15, 1996                         By:
- -----------------------                     ----------------------
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


                                      NICHOLS RESEARCH CORPORATION




   July 15, 1996                         By:
- -----------------------                     ---------------------
Date                                        Allen E. Dillard
                                            Chief Financial
                                            Officer
                                            (Principal Finance and
                                            Accounting Officer)