Form 10-K
period 1996-08-31
NICHOLS RESEARCH CORP /AL/
filed 1996-11-25
CIK 806388

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

             (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                          FISCAL YEAR ENDED AUGUST 31, 1996.
             ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                      TRANSITION PERIOD FROM ________ TO _________.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____

     Indicate  by  check   mark  if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     On October 21, 1996, the Company effected a 3 for 2 stock split on all outstanding Common Stock. In this Form 10-K, all information concerning the Common Stock and the price per share for said Common Stock has been adjusted to give effect to such stock split. As of November 1, 1996, there were 11,564,637 shares of Nichols Research Corporation Common Stock, $.01 par value outstand-ing. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $234,725,934 based on the closing price of such stock as reported by the Nasdaq National Market on November 1, 1996, assuming that all shares beneficially held by officers and members of the registrant's Board of Directors are shares owned by "affiliates," a status which each of the officers and directors individually disclaims.

                      DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENTS                                                   FORM 10-K REFERENCE
Portions of the Proxy Statement for the January 9, 1997           Part III
  Annual Shareholders' Meeting

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Company is a leading provider of technical and information technology ("IT") services, including information processing, systems development and systems integration. The Company provides these services to a wide range of clients, including the Department of Defense ("DOD"), other federal agencies, state and local governments, healthcare and insurance organizations, and other commercial enterprises. The Company's substantial expertise and capabilities in a wide range of technologies have been built through a 20-year period of providing advanced development, scientific and application services to U.S. military programs, including air defense systems, strategic and theater missile defense systems, and weapons development programs. These activities have allowed the Company to build and maintain a foundation of advanced skills in large scale computer integration, massively parallel computing, supercomputer development, high speed data integration and networking, real-time database management, virtual reality systems and simulations, and computer networks. The Company's advanced technical capabilities gained while performing services for mission critical federal projects provide the Company with a technological competence which the Company is transferring to the commercial sector. The Company today addresses the technology needs of a diverse customer base by applying its state-of-the-art technical capabilities in commercial system integration, simulation, software development and client-server architectures, including SAP(R) consulting. As a result, the Company has expanded the market for its services by offering innovative technical solutions to customers' needs. Although the Company's traditional military technology business has continued to grow, other growing markets for the Company's services now represent approximately 45% of revenues.

INDUSTRY OVERVIEW

      -  INFORMATION TECHNOLOGY INDUSTRY -- FEDERAL GOVERNMENT

      The U.S. Government is the largest single buyer of IT. Federal Sources, Inc. ("Federal Sources"), an independent market research firm specializing in the federal market, estimates that U.S. Government IT spending was $25.6 billion in the Government's fiscal year 1995 (which ended September 30, 1995) and will be $26.3 billion in fiscal year 1996, up 2.7%. Federal Sources estimates that IT spending by civilian agencies will increase from $15.4 billion in fiscal year 1995 to $16.5 billion in fiscal year 1996, up 7.1%. IT spending by the DOD is expected to increase in the next few years, although it is expected to decrease 3.9% from $10.2 billion in fiscal year 1995 to $9.8 billion in fiscal year 1996. Federal Sources estimates that total U.S. Government IT spending will increase at an average annual rate of between 3% and 6% over the next few years.

      -  INFORMATION TECHNOLOGY INDUSTRY -- COMMERCIAL SECTOR

      INPUT, an independent market research firm, estimates that the total commercial IT services market in the United States was $173 billion in 1995, up 13% from 1994. This market is expected to grow at a 14% average annual rate over the next five years. The market growth is expected to be driven by a growing world economy, increased competition and shorter technology cycles which are forcing more companies to "outsource" their IT services. Over the last few years, the increase in business process reengineering projects has also resulted in companies focusing on their core businesses and outsourcing more non-core functions.

      The components of the market in which the Company participates -- professional services (including consulting, custom software development, and training), systems integration, outsourcing and system software products -- are all showing growth. INPUT estimates that the professional services segment was $26 billion in 1995, up 13% over 1994; the systems integration segment was $12 billion, up 11% over 1994; the outsourcing segment was $18.7 billion, up 19% over 1994; and the systems software products segment was $26 billion, up 10% over 1994. IT spending in the markets that the Company is targeting, such as healthcare, insurance, facility management, and state and local governments, are expected to grow 10% to 20% annually over the next few years.

BUSINESS STRATEGY

      The Company's business strategy consists of three key elements: (i) maintain the Company's leadership in technology; (ii) apply the Company's technology to create solutions for new clients; and (iii) make strategic acquisitions and form alliances to expand the business of the Company and gain industry knowledge.

      MAINTAIN TECHNOLOGY LEADERSHIP. The Company's substantial expertise and capabilities in a wide range of technologies have been built through a 20-year period of providing advanced development, scientific, and application services to U.S. military programs, including air defense systems, strategic and theater missile defense systems, and weapons development programs. The Company believes that, because of its expertise and capabilities with such a wide range of technologies, it has an advantage over its competitors in providing information technology and other technical business services based on these technologies. The Company will seek to maintain this advantage by keeping pace with new developments in technology and by continuing to compete for contracts which will require that the Company provide high-quality, sophisticated technical solutions to clients based on the use of advanced technologies.

      APPLY TECHNOLOGY TO CREATE SOLUTIONS FOR NEW CLIENTS. The Company believes that the creative use of its technology expertise and capabilities to provide innovative, focused technical solutions for its clients has been largely responsible for the Company's success. The Company intends to use its base of technical expertise and capabilities in network design, systems integration, software development, simulation technology, and Internet services to create solutions for new clients in government, healthcare, insurance and other commercial markets.

      MAKE STRATEGIC ACQUISITIONS AND FORM ALLIANCES. The Company's acquisition program is a key component of its overall business strategy. The Company will make strategic acquisitions and form alliances that will allow the Company (i) to develop technical services which it does not currently provide,
(ii) to target markets that it does not currently serve and gain industry knowledge in such markets, and (iii) to develop strategic relationships with clients.

      In order to better execute its business strategy, the Company was recently organized into the following four strategic business units focused on four broad markets served by the Company:

      NICHOLS FEDERAL provides information services to U.S. defense agencies. For the year ended August 31, 1996, Nichols Federal produced approximately 57% of the Company's revenues.

      NICHOLS INFOFED provides information services and systems integration to federal, state and local governmental agencies. For the year ended August 31, 1996, Nichols InfoFed produced approximately 27% of the Company's revenues.

      NICHOLS INFOTEC provides information services and systems integration to commercial customers, other than healthcare and insurance industry customers. For the year ended August 31, 1996, Nichols InfoTec produced approximately 10% of the Company's revenues.

      NICHOLS SELECT provides information services and systems  integration  to
healthcare  and  insurance  industries.   For  the  year ended August 31, 1996,
Nichols SELECT produced approximately 6% of the Company's revenues.

ACQUISITIONS AND ALLIANCES

      Since September 1, 1994, the Company has successfully completed seven strategic acquisitions and alliances to expand its business into other markets and gain industry knowledge. The key acquisitions and alliances completed during this period are:

      Communications & Systems Specialists, Inc. ("CSSi"). In September 1994, the Company acquired CSSi, which provides information systems development and services primarily in client-server systems development for federal government agencies. This acquisition enhanced the Company's ability to provide information development services.

      TXEN, Inc. ("TXEN"). In December 1994, the Company acquired 19.9% of the capital stock of TXEN. The Company has an option to purchase the remaining 80.1% of TXEN in July 1997. TXEN provides information technology products and services to the managed healthcare industry, including computerized claims processing and administration services. The Company provides system engineering and development services to TXEN and has entered into a strategic alliance with TXEN pursuant to which services are jointly marketed. As a result of the investment and strategic alliance with TXEN, the Company has enhanced its knowledge of the healthcare industry. At such time as the Company exercises its option to purchase the remaining 80.1% of TXEN, the Company will acquire a business base in a rapidly expanding segment of the healthcare information services industry.

      Conway Computer Group ("CCG"). In May 1995, the Company acquired CCG, which provides information technology products and services to a variety of commercial customers. As a result of the CCG acquisition, the Company expanded its business to include computerized workers' compensation claims, administration and risk management services. CCG also provides IT services to a variety of commercial customers, including software development and consulting services. CCG provides support services to customers with IBM business computer systems.

      Computer Services Corporation ("CSC"). In June 1995, the Company acquired CSC, which provides transaction and practice management system services, a computer based medical management system, and a complete billing and accounts receivable management service to physicians and other medical providers. This acquisition expands the Company's commitment to IT services in the healthcare industry by providing the Company with a core business base in computerized transaction processing and related IT services.

      HealthGate Data Corporation ("HealthGate"). In October 1995, the Company acquired a 20% interest in HealthGate, which is an Internet-based provider of medical information, including on-line information retrieval, access to medical information companies and on-line continuing education programs. The Company has entered into a strategic alliance with HealthGate under which the Company performs systems development work for HealthGate. As a result of this investment and strategic alliance, the Company receives Internet advertising exposure for its services.

      HealthShare, L.L.C. ("HealthShare"). In January 1996, the Company and a subsidiary of MediFinancial Solutions, Inc. formed HealthShare as an equal joint venture to provide large-scale integrated information systems to support healthcare clients.

      Advanced Marine Enterprises, Inc. ("AME"). In May 1996, the Company acquired AME, a leading naval architecture and marine technical services firm. AME also develops simulation and virtual reality technology for naval and marine applications and provides support in ship acquisition management, production support, human systems integration and ship survivability and protection. AME also sells ship simulators and virtual reality trainers to the international commercial ship building industry. Approximately 80% of AME's business is with the U.S. Navy. The acquisition substantially expanded the Company's presence in the Washington, D.C. area and provides an opportunity for the Company to expand its business relationship with the U.S. Navy.

NICHOLS FEDERAL

      Nichols Federal provides technical services to U.S. defense agencies. For the year ended August 31, 1996, Nichols Federal produced approximately 57% of the Company's revenues.

      Nichols Federal provides systems engineering, systems analysis, simulation development, and systems integration for the defense and intelligence technical services market. The Company's capabilities include optics, guidance and control, software engineering, virtual reality simulations, and command, control, communication, computers and information ("C(4)I"). These technical services are rendered primarily for the U.S. Army, Navy, and Air Force. Many of the Company's contracts are not project specific, but require that the Company provide technical services to a variety of weapons development and other projects.

      The Company has provided technical services related to missile defense since 1983 when the Strategic Defense Initiative Organization ("SDIO") was formed. In 1993, SDIO changed its name to the Ballistic Missile Defense Organization ("BMDO"). BMDO's mission continues to be Ballistic Missile Defense ("BMD") with emphasis on Theater Missile Defense ("TMD") and National Missile Defense ("NMD"). The Company's contract revenues from BMD programs were approximately $64.4 million in fiscal 1994, $56.4 million in fiscal 1995, and $63.0 million in fiscal 1996. Approximately 26% of the Company's revenues in fiscal 1996 were from contracts related to BMD, compared to 33% of revenues in fiscal 1995 and 44% of revenues in fiscal 1994. Strategic defense has existed for more than 26 years as a mission of DOD through activities such as the BMD program. If a decision were made to reduce substantially the scope of current BMD programs or to eliminate the BMDO, management believes that many national and theater missile defense programs, including some research and development areas that existed prior to the creation of SDIO/BMDO, would continue to be funded by the U.S. Army and Air Force, and other DOD agencies.

Sensor Systems and Technologies

      The cornerstone of the Company's traditional defense business is the development, integration, and support of strategic and tactical sensor systems for defense applications. The Company's sensor system services include all program aspects from developing sensor requirements to hardware development and testing. Through its experienced personnel, the Company has established techniques and disciplines for design and analysis of systems and subsystems, and has developed automated tools which are necessary in the development of sophisticated electronic systems.

      Under contracts in the aggregate amount of $60 million with the U.S. Army, the Company performs sensor and sensor data analysis, operates a data analysis center, and participates in hardware development and testing. Under contracts in the aggregate amount of $11 million with the U.S. Air Force, the Company performs seeker modeling, supports hardware-in-the-loop testing, and conducts independent reviews of missile systems prior to flight tests.

Missile and Air Defense

      For BMD and TMD programs, the Company's services include system architecture definition; system analysis; system and element definition and performance estimates; system engineering; test and evaluation; model and simulation development; radar and infrared sensor and seeker definition and technology assessments; risk assessments; and program and system acquisition documentation. Under a $91 million contract with the U.S. Army Space and Strategic Defense Command, the Company is providing systems engineering and technical support through studies, concept definition, independent analyses, simulations, technological assessments, and related tasks in support of ballistic and theater missile defense systems, experiments and technology demonstrations. Under a $97 million contract with the BMDO, the Company provides system engineering support for sensor systems. Under a $10 million contract with the U.S. Navy, the Company operates and maintains the Innovative Science and Technology Experimentation Facility at Kennedy Space Center, Florida, which is engaged in scientific and technology experiments associated with BMD programs.

Space Surveillance and Avionics

      The Company's space surveillance and avionics programs involve satellite and other space applications. The Company performs contracts involving the establishment of the architecture of future space surveillance and avionics systems for the U.S. Air Force, the U.S. Navy and intelligence customers. These contracts are based on the Company's experience in optical sensor and geolocation technologies and its ability to develop sophisticated computer simulations to evaluate the performance of candidate architectures. Under an $83 million contract with the U.S. Air Force Space and Missile Systems Center, the Company provides engineering, analysis, and design for satellite and missile development programs. Under several contracts with the U.S. Air Force, the Company supports new materials research, provides software quality assurance for testing and evaluation, supports research for infrared and cryogenic technologies, provides sensor data reduction analysis, supports aircraft threat warning analysis, and develops software for satellite tracking systems.

Army Tactical Systems and Technology

      The Company provides development services for Army tactical systems and technologies, which support Army project offices and research and development centers. The Company develops high-fidelity simulations for weapon systems, which are used for cost-effective missile concept definition, design, and analysis. The Company also conducts lethality and vulnerability studies of various weapon systems. Under contracts in the aggregate amount of $133 million, the Company provides functional engineering support to the U.S. Army Missile Command's Research Development and Engineering Center for guidance and control.

      The Company used the knowledge and capabilities that it gained from creating computer simulations, performing computer/network integrations and developing high resolution scene generation capabilities to establish an extensive business base in Distributive Interactive Simulation ("DIS") and Virtual Prototype Simulation ("VPS"). DIS is a system that permits an interactive exchange of information to facilitate multiple simulations across a computer network. VPS is a virtual reality computer simulation that replicates the sights, sounds, and functionality of a given system, simulating both the operation of the weapon system and the environment surrounding the operator of the system. VPS may be used to evaluate equipment designs, instruct users in the operation of weapon systems, analyze the effectiveness of the system against different threats, or test system effectiveness under various conditions. In fiscal 1996, the Company was awarded a $48 million contract by the U.S. Army Missile Command ("MICOM") for continued support to the System Simulation and Development Directorate. The Company has developed virtual prototype simulators for several MICOM systems, including Bradley Stinger Fighting Vehicle ("BSFV"), Line-Of-Sight-Anti-Tank ("LOSAT") missile, Javelin, Tube-Launched-Optically-Guided Weapon ("TOW"), Rapid Force Projection Initiative, Avenger, and Advanced Chaparral.

Special Programs

      The Company provides technical services related to scientific and technical intelligence analysis, threat simulator development, survivability analysis, and sensor development for collection of data for various U.S. intelligence programs. The Company has used its 15-year record of providing systems engineering support to U.S. intelligence programs to expand its customer base in the intelligence area. The Company now assists intelligence customers in resolving new and existing information technologies issues related to missile proliferation, technology transfers, and foreign digital communication systems.

      Services provided by the Company include hardware systems evaluation and integration, hardware-in-the-loop testing and evaluation, and system signature analysis and prediction for ground missile and air defense systems. Results of this work aid U.S. weapon system developers in producing more effective products that give U.S. operational forces greater combat leverage.

      The  Company  also  provides technical services for  systems engineering;
in-flight survivability analysis; intelligence systems assessments; threat simulator engineering; foreign material exploitation; infrared seeker characterization; instrumentation development; detailed measurements of systems and sensors; sensor data analysis; hardware-in-the-loop development and testing; test planning; and configuration management.

      Under an $87 million contract with the Defense Intelligence Agency's Missile and Space Intelligence Center, the Company provides scientific and technical assistance to aid the evaluation of foreign ground missile systems, subsystems, and technologies. Under a $4.3 million contract with the U.S. Army's Threat Simulation Management Office, the Company provides technical and systems engineering support in the design and development of threat simulators and supports performance assessment tests of developed threat simulators.

Marine Engineering

      In May 1996, the Company acquired AME, a leading naval architecture and marine technical services firm. As a subsidiary of the Company, AME develops simulations, simulators, and virtual reality programs for naval and marine applications. In addition to traditional naval architecture and marine engineering services, AME provides support in ship acquisition management, production support, human systems integration, and ship survivability and protection. In 1995, AME was awarded a five-year $169 million contract by the U.S. Naval Sea Systems Command for ship design and technical support. Approximately 80% of AME's business is with the U.S. Navy. The acquisition of AME substantially expands the Company's presence in the Washington, D.C. area and provides the Company an opportunity to expand its business relationship with the U.S. Navy.

NICHOLS INFOFED

      Nichols InfoFed provides information services and systems integration to federal, state and local governmental agencies. For the year ended August 31, 1996, Nichols InfoFed produced approximately 27% of the Company's revenues.

      The  services  offered by Nichols InfoFed include information  technology services, computer systems integration, staff augmentation, consulting services, computer facility management and operations, Internet services, and customized software system development for customers in the federal and state information technology services market.

Computer Systems Integration

      By building on its existing technical expertise and capabilities, the Company has been awarded contracts in computer systems integration, including large-scale projects. The Company's services include high performance computing, enterprise networking, and office automation, including high-end supercomputer architectures and applications; Internet services; high-speed, networking technologies; advanced visualization systems; and on-line, high-integrity data storage and archival systems. The Company is a systems integrator for many manufacturers and suppliers of supercomputers, workstations, personal computers, and networking equipment. The Company also offers a wide range of training services utilizing innovative techniques and tools, such as computer-based training aids to promote high productivity and efficient use of installed systems. These training services include personal computer applications as well as advanced supercomputing applications.

      In fiscal 1996, the Company was awarded two high performance computing modernization contracts (the "HPCM Contracts") in the aggregate amount of $355 million by the U.S. Army Information Systems Selection and Acquisition Agency. Under these contracts, the Company will supply computer hardware and software, provide maintenance and systems integration and provide Internet services to
DOD shared resource centers in Dayton, Ohio and Vicksburg, Mississippi.   These
shared resource centers will offer government scientists and engineers access to state-of-the-art high performance computing and communications capabilities. These awards establish the Company as a leader in systems integration of high performance computers. The U.S. Government has awarded a total of only four such contracts under a program to modernize its shared computer resources. Under subcontracts in the aggregate of approximately $90 million, the Company is supporting the Defense Research and Engineering Network (DREN) and the Defense Enterprise Integration Service (DEIS) Program.

      Other major contracts of this business unit include a $40.5 million contract with the State of Alabama to provide complete systems integration and facilities management services for the statewide Alabama Research and Education Network and the Alabama Supercomputer Center. The Company is providing Internet access to state government, industry, college and secondary school clients within the State of Alabama. Under a $24.9 million contract with the Defense Intelligence Agency's Missile and Space Intelligence Center, the Company provides acquisition, installation, Intranet and Internet services, and technical and management services for a high performance scientific computer center.

Systems and Intelligence Programs

      The Company provides services related to the design, development, and support of turnkey information systems, distributed client-server software systems, network security, object-oriented software solutions, and software applications. The Company also provides information system development services in the areas of network security, framework solutions, enterprise solutions, and professional staff augmentation. The Company also develops distributed client-server software systems for data and communications processing, and provides turnkey, computer-based information systems.

      The Company's information technology services cover a broad spectrum of multi-vendor platforms and operating environments, including client-server and scientific computing. In support of these services, the Company has entered into arrangements with selected vendors such as Sun Microsystems, Digital Equipment Corporation, Novell Corporation, and Silicon Graphics. In addition to being a systems integrator for Sun Integration Services, Sybase, and other companies, the Company is a reseller of products for Novell, Compaq Computer, Dell Computer, Apple Computer, and Hewlett-Packard.

      Under contracts with a U.S. Government agency, the Company is providing services for the development and processing of information and for the development of a large client-server system to perform high capacity digital communication functions.

Information Systems Support

      The Company provides operating and support services for existing information systems and assists in the development of enhancements that allow these existing systems to meet evolving technical challenges. The Company provides a wide range of services such as workflow management to enhance operations data, training to improve the client's abilities to use existing IT capabilities, support of video teleconferences, document imaging to reduce paperwork, support of desktop computers, network design and development, and software support for new and legacy computer systems.

      The Company supports federal and state government clients in the use of their information systems to ensure maximum potential and to keep such systems up-to-date with evolving hardware and software technology. The Company is currently performing a $35 million contract with the Centers for Disease Control and Prevention and the Agency for Toxic Substances and Disease Registry to upgrade, maintain, and manage their microcomputer local and wide area networks for a primary facility in Atlanta, Georgia, as well as offices in all 50 states and a number of locations around the world.

      Under a $3 million subcontract to support the National Aeronautics and Space Administration ("NASA") Marshall Space Flight Center, the Company is providing the software and services to design, manage, verify, implement, and maintain NASA's Advanced X-Ray Astro-Physics Facility Offline System.

      Other customers for which the Company provides information services include the State of Alabama Department of Human Resources and the Office of National Drug Control Policy.

Military Systems and Simulation

      The Company applies its expertise and capabilities in advanced information technology to serve military and other customers. These services include large-scale simulations development, custom software systems, prototype hardware systems, and technical services. The Company designs, develops, and supports large-scale simulations and high-fidelity models in a variety of computer languages and hardware platforms. The Company is experienced in developing user-friendly technologies and developing advanced virtual reality simulations. The Company has significant software engineering resources and an established software process improvement program with experience in all phases of the software development cycle. The Company's work in the areas of data compression, machine vision, neural networks, and fuzzy logic has allowed the Company to become a leader in the areas of image processing and technology integration programs. The Company provides these advanced information technology services under contracts with the U.S. Army, Air Force, and BMDO.

NICHOLS INFOTEC

      Nichols InfoTec provides information services and systems integration services to commercial customers, other than healthcare and insurance industry customers. For the year ended August 31, 1996, Nichols InfoTec produced approximately 10% of the Company's revenues.

      The Company was awarded a $19 million systems integration contract by Federal Express to provide interactive training workstations for its field offices nationwide as well as training for Federal Express personnel in the use of company developed software. For this effort, the Company was selected by Federal Express as its "Information and Telecommunication Supplier of the Year for 1995."

Consulting Services

      The Company provides IT consulting services such as networking and systems integration, custom business application software development, contract programming and staff supplementation. The Company provides these IT consulting services for clients with personal computer local area networks and wide area networks and computer systems manufactured by vendors such as IBM, Hewlett-Packard, Sun Microsystems, and Digital Equipment Corporation. Programming and design capabilities range from traditional software languages to modern graphical user interface client-server development tools. Telecommunications and transportation are the predominant industries served by the Company's consulting business. The Company's clients include MTEL (Skytel), MobileComm, Oreck and KLLM Transport Services.

Professional Services

      Professional services provided by the Company include client-server consulting, systems administration, programming, systems engineering, network consulting, software process improvement consulting and training. The Company's experience covers a broad spectrum of vendor platforms and operating environments. The Company's professional services are marketed primarily to Fortune 1000 companies. The Company's clients include SmithKline Beecham, American Communication Services, Sun Microsystems, E.I. DuPont De Nemours & Co., and Watkins Johnson Co.

SAP(R)(TM) Project Support

      In 1995, the Company's subsidiary, CCG, and DSM Copolymer, Inc. formed a joint venture company, Holland Technology Group L.L.C. ("HOLTEK"). HOLTEK supplies specialized consulting services for the installation and integration of enterprise-wide, client-server software products developed by SAP(R)(TM) AG of Germany. This software is used to manage accounting, human resources, manufacturing, sales, and distribution functions. According to SAP publications, this software has been purchased by more than 5,000 customers worldwide. The Company was named a SAP Implementation Partner with SAP America in 1996. Clients include DSM Copolymer, MedPartners, and Mobil Oil.

Systems Development and Evaluation

      The Company markets and sells its military sensor technologies for commercial applications. For ITI MOVATS, a Westinghouse subsidiary, the Company has developed a universal data system to collect performance data in nuclear power plants. The system combines sensor technology with advanced software technology to increase the efficiency of the operators and minimize exposure to radioactive environments.

      For the Federal Aviation Administration, the Company is developing a sensor system to detect the presence of ice on aircraft wings. This system, which is likely to have commercial application, should improve safety, reduce aircraft ground time and environmental clean-up costs associated with unnecessary de-icing of aircraft.

      The Company has developed and is manufacturing a fiber optics calibration system known as FOCUS. FOCUS calibrates test equipment used to identify the location of breaks in fiber optic cables without the expense of excavation. The Company was awarded two contracts to provide FOCUS to U.S. Government customers.

      The Company, through its AME subsidiary, sells ship simulators and virtual reality naval trainers to the international commercial ship building industry. To date, AME has sold five simulators to customers in this industry.

Commercial Information Technology

      The Company designs and integrates emergency response systems ("E-911 Systems"), police/fire computer-aided dispatch systems, automatic location systems, criminal records systems, and other systems for city and county customers. The Company has been subcontracted to provide project management, systems integration, site installation, and acceptance test development and execution for an E-911 System for Virginia Beach, Virginia. The Company has also provided systems integration services for Federal Express and Prison Health Services.

      The Company provides software development services for a variety of clients. These clients include Federal Express, Sun Microsystems, and Digital Equipment Corporation. In addition, the Company sells a Software Process Improvement Product ("SPIP"), which is used to assist companies in achieving Level 2 of the Software Engineering Institute's Capability Maturity Model. Customers for the SPIP product include Logicon and Concurrent Technologies.

      The Company provides its services to support existing information systems such as workflow management, training to improve the client's existing IT capabilities, support of video teleconferences, document imaging, hardware and software support for desktop computers, facilities operation and management, network design and development, and software support for new and existing computer systems. The Company provides these services to commercial clients to ensure maximum utilization of their information systems and to keep their systems up-to-date with evolving technology. Clients include Federal Express, Equifax, The Huntsville Times, and MCI.

NICHOLS SELECT

      Nichols SELECT provides information services and systems integration to the healthcare and insurance industries. For the year ended August 31, 1996, Nichols SELECT produced approximately 6% of the Company's revenues.

      The Company identified the healthcare and insurance markets as attractive industries for application of its information technology, information services, and system integration expertise and capabilities. Management believed, however, that the Company needed industry knowledge to be successful. Beginning in 1994, the Company began a series of strategic acquisitions and alliances to acquire industry knowledge and business in the healthcare and insurance markets. The Company has experienced significant growth in providing information technology and system integration services to managed healthcare and specialty provider organizations.

Practice Management Information Services

      Through its wholly-owned subsidiary, Computer Services Corporation, the Company provides practice management services and systems to physicians. The
Company provides both transaction-based services and turnkey systems for physicians' billing, appointment scheduling, and collections. The Company's information systems and services currently serve over 1,500 physicians in the State of Alabama, representing approximately one-third of the total market in the state. Clients include the University of Alabama at Birmingham, Norwood Clinic, Clinic for Women, Eliza Coffee Memorial Hospital, Huntsville Hospital East, HealthSouth Medical Associates, Southern Medical Group, Bessemer Coronary Clinic, and Mobile Infirmary.

Healthcare Systems Integration

      The Company provides systems integration and computer network services for the healthcare industry, including clinical patient records. These services include requirements definition, network design, hardware and software integration, network communications, installation, network management, and support. The Company has developed strategic relationships with other providers, such as Prison Healthcare Services, MedicaLogic, OACIS, Promina, and CapMed, to deliver these services to state departments of corrections and hospital networks, and other healthcare organizations.

Managed Care Services

      In 1994, the Company acquired 19.9% of the capital stock of TXEN. The Company has an option to purchase the remaining capital stock in July 1997. TXEN provides managed care information systems and services to healthcare administrators nationwide. TXEN offers its clients four different service options: (1) full service, (2) back office service, (3) outsourcing, and (4) turnkey facilities management. TXEN has approximately 50 clients located across the United States representing approximately two million member lives. Clients range in size from start-up organizations to health plans with over 250,000 members. Clients include health maintenance organizations ("HMO"s), such as the Phoenix Healthcare Corporation, Integrity Health Plan, and Harris Methodist Health Plan; preferred provider organizations ("PPO"s), such as The Emerald Health Network, Beech Street, and QualCare; physician hospital organizations ("PHO"s), such as Texas Children's Health Plan, Yale Preferred Health, and Family Plus Health Plan; third-party administrators, such as Equifax Healthcare Administrators, Fox-Everett, and Seabury and Smith; and insurance companies, such as IBA Health and Life Assurance Co. The Company provides technology and software re-engineering services for TXEN.

Property and Casualty Information Services

      Through its wholly-owned subsidiary, Conway Computer Group, the Company provides information technology consulting services, customized software development, and packaged solutions for the property and casualty insurance industry. The Company develops and supports two major packaged software products which are used for property/casualty and workers' compensation insurance systems. One of the products provides rating, underwriting, policy administration, and premium accounting for insurance companies. The other product provides full claims administration and risk management, as well as electronic data transfer and managed care options, which may be used in conjunction with the other products in an insurance company environment. Customers using the software include the State of Alaska, The Kroger Company, Texas Association of School Boards, Employers' Security Insurance Co., and American Federated General Agency.

Large Integrated Delivery Systems

      In January 1996, the Company and a subsidiary of MediFinancial Solutions, Inc. formed HealthShare, L.L.C. ("HealthShare"). The Company and such subsidiary each own 50% of HealthShare. HealthShare will provide its clients with integrated information systems and support services to reduce the cost of administering the delivery of healthcare while increasing their ability to monitor and manage the quality and efficiency of healthcare services delivered to their constituents. HealthShare intends to offer an Extensible, Patient-Oriented, and Multi-Component Healthcare ("EPOCH") integrated delivery system for large healthcare organizations such as government or university medical schools. EPOCH, when fully operational, is intended to leverage advanced information technologies to integrate electronically all components of healthcare delivery from the physician's office to the managed care organization and insurance provider. HealthShare clients have included New Jersey Medical School and Columbia/HCA Healthcare Corporation.

HealthGate

      In 1995, the Company purchased 20% of HealthGate Data Corporation ("HealthGate"). In August 1996, the Company increased its investment to HealthGate. HealthGate offers an Internet bio-medical and health information system which provides access to databases, journals, textbooks, continuing education programs, and other related information sources. Under a strategic alliance with HealthGate, the Company performs system development services for HealthGate and sells products and other services to HealthGate. HealthGate has enrolled approximately 3,500 clients since commencing operations in December 1995.

COMPETITION

      The Company competes against technical services companies in the defense and aerospace industries, including BDM International, General Research Corporation, Logicon, Booz Allen and Hamilton, and CACI International. The information services industry in which the Company operates is highly fragmented with no single company or small group of companies in a dominant position. The Company's competitors include large, diversified firms with substantially greater financial resources and larger technical staffs than the Company. Some of the larger competitors offer services in a number of markets which overlap many of the same areas in which the Company offers services, while certain companies are focused on only one or a few of these markets. The firms which compete with the Company are consulting firms, computer services firms, applications software companies and accounting firms, as well as the computer service arms of computer manufacturing companies and defense and aerospace firms. The primary factors of competition in the business in which the Company is engaged include technical, management and marketing competence, price, and past performance. The federal government market is highly competitive with no single dominating company. Procurement reforms over the last year have increased the importance of a contractor's past performance in deciding new bid awards. Past performance can represent over half the criteria weighting on new awards. The Company emphasizes client satisfaction, as evidenced by the Company's ability to maintain clients for many years and winning all of its major contract re-competes during the last five years. The Company believes that its low overhead and cost structure give it an advantage in bidding on contracts.

MARKETING

      For Nichols Federal and Nichols InfoFed, the Company's marketing activities are generally directed by the strategic business unit presidents. The strategic business unit presidents coordinate the marketing activities of program development managers assigned to the executing business units. The program development staff, as well as other Company managers, engineers and scientists, attend new business briefings sponsored by government agencies, review publications and learn of new business opportunities through customer contacts. Potential new procurements are analyzed and evaluated within the unit of the Company that would be principally responsible for performance of the contract. The decision to submit a bid or proposal is made by the responsible unit president through a formal bid review process.

      For Nichols InfoTec and Nichols SELECT, the Company's marketing services are directed by such unit's vice president of commercial sales. The marketing and sales staff receive a salary plus incentive compensation based on sales. After identifying prospective sales opportunities, the sales and marketing staff coordinates with the technical staff responsible for performing the services to develop each customer proposal which, if accepted, results in a contract award.

      The corporate marketing staff focuses on selected large procurements and activities associated with major new clients. Resources from across the Company are available to the corporate marketing staff to address major marketing issues.

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

      The Company performs its services under federal government contracts that usually require performance over a period of one to five years. Long-term contracts may be conditioned upon continued availability of Congressional appropriations. Variances between anticipated budget and Congressional appropriations may result in delay, reduction or termination of such contracts. Contractors often experience revenue uncertainties with respect to available contract funding during the first quarter of the government's fiscal year beginning October 1, until differences between budget requests and appropriations are resolved.

      The Company's federal government contracts are performed under cost-reimbursement contracts, time-and-materials contracts and fixed-price contracts. Cost-reimbursement contracts provide for reimbursement of costs (to the extent allowable under Federal Acquisition Regulations) and for payment of a fee. The fee may be either fixed by the contract (cost-plus-fixed fee) or variable, based upon cost, quality, delivery, and the customer's subjective evaluation of the work (cost-plus-award fee). Under time-and-materials con-tracts, the Company receives a fixed amount by labor category for services per-formed and is reimbursed (without fee) for the cost of materials purchased to perform the contract. Under a fixed-price contract, the Company agrees to per-form certain work for a fixed price and, accordingly, realizes the benefit or detriment to the extent that the actual cost of performing the work differs from the contract price. Contract revenues for the year ended August 31, 1996 were approximately 51% from cost-reimbursement contracts, approximately 27% from time-and-materials contracts and approximately 22% from fixed-price con-tracts.

      The Company's allowable federal government contract costs and fees are subject to audit by the Defense Contract Audit Agency ("DCAA"). Audits may result in non-reimbursement of some contract costs and fees. To date, the Company has experienced no material adjustments as a result of audits by the DCAA. The DCAA has not completed audits of the Company's federal contracts for fiscal years 1995 and 1996.

      The Company's federal government contracts may be terminated, in whole or in part, at the convenience of the government. If a termination for convenience occurs, the government generally is obligated to pay the cost incurred by the Company under the contract plus a pro rata fee based upon the work completed. When the Company participates as a subcontractor, the Company is at risk if the prime contractor does not perform its contract. Similarly, when the Company as a prime contractor employs subcontractors, the Company is at risk if a subcontractor does not perform its subcontract.

      Some of the Company's federal government contracts contain options which are exercisable at the discretion of the customer. An option may extend the period of performance for one or more years for additional consideration on terms and conditions similar to those contained in the original contract. An option may also increase the level of effort and assign new tasks to the Company. In the Company's experience, options are usually exercised.

      The  Company's  eligibility  to  perform  under  its  federal  government contracts requires the Company to maintain adequate security measures. The Company has implemented security procedures necessary to satisfy the requirements of its federal government contracts.

BACKLOG

      The Company had a backlog of approximately $1 billion, including options of $501.8 million, at August 31, 1996. The Company had a backlog of $505.7 million, including options of $259.8 million, at August 31, 1995, and a backlog of $520.1 million, including options of $238.2 million, at August 31, 1994. Backlog represents the amount of revenues expected to be realized from awarded contracts. Therefore, the amount in backlog is typically less than the face amount of the contract. The amount includes estimates based on the Company's experience with similar awards and customers and estimates of revenues that would be recognized from the performance of options, under existing contracts, that may be exercised by the customer. These estimates are reviewed periodically and are adjusted based on the latest available information. Historically, these adjustments have not been significant. Because contracts in backlog are typically multi-year contracts, an increase in backlog may not translate into proportional revenue growth in any future period. Management believes that approximately 25% to 27% of the Company's backlog at August 31, 1996, will result in revenues for the year ending August 31, 1997.

      The backlog amounts as presented are comprised of funded and unfunded components. Funded backlog represents the sum of contract amounts for which funds have been specifically obligated by customers to contracts. Unfunded backlog represents future contract or option amounts that customers may obligate over the specified contract performance periods. The Company's customers allocate funds for expenditures on long-term contracts on a periodic basis. The Company is committed to provide services under its contracts to the extent funds are provided. The funded component of the Company's backlog at August 31, 1996 was approximately $99.5 million. The funded components of the Company's backlog at August 31, 1995 and 1994, were $56.0 million and $48.6 million, respectively. The ability of the Company to realize revenues from contracts in backlog is dependent upon adequate funding for such contracts. Although funding of its contracts is not within the Company's control, actual contract fundings have been approximately equal to the aggregate amounts of the contracts.

INTELLECTUAL PROPERTY RIGHTS

      The Company's success has resulted, in part, from its methodologies and other proprietary intellectual property rights. The Company relies upon a combination of trade secret, nondisclosure and other contractual arrangements and technical measures to protect its proprietary rights. The Company generally enters into confidentiality and nonsolicitation agreements with its clients and potential clients and limits access to and distribution of its proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of its proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

      The Company's business does not depend on patents, copyrights, and trademarks. Management believes that the Company's success depends on the innovative skills and technical competence of its personnel rather than on the ownership of patents, copyrights or trademarks. Technology developed by the Company under its federal contracts is owned by the U.S. Government.

EMPLOYEES

      At August 31, 1996, the Company had 1,915 full-time employees. Of the Company's professional employees, 97% hold undergraduate degrees and 44% hold advanced degrees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES

      The Company currently leases approximately 195,000 square feet of office space in Huntsville, Alabama, and approximately 194,000 square feet of office space in 26 other locations throughout the United States. The Company's leases expire at varying periods from 1996 to 2005, and currently call for minimum annual lease payments of approximately $5.7 million. Certain of the lessors under such leases are affiliated with the Company. See Note 6 to Notes to the Company's Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

      On May 31, 1996, the Company purchased all of the capital stock of AME pursuant to an agreement which provides indemnification of the Company by the sellers against all damages arising out of litigation pending against AME. One of the pending cases was PRC, Inc. v. AME, et al., instituted on January 2, 1996 in the Circuit Court of Arlington County, Virginia, Chancery No. 96.1, wherein PRC, Inc. alleged that, among other matters, AME and certain of its employees conspired to illegally acquire the PRC Engineering Department, including its employees, customers, property and proprietary information.

      The trial of this non-jury action commenced May 28, 1996 and concluded on June 19, 1996. At that time the judge orally announced his tentative findings and conclusions of law awarding PRC, Inc. monetary damages totaling approximately $4.1 million, exclusive of attorneys' fees and expenses estimated to be in the range of $650,000 to $700,000. While the court's pronouncement is presently inconclusive and subject to change, it is an indication of the amount of the final judgement expected to be entered. In addition to the sellers' contractual indemnity, an escrow account funded by the sellers in the amount of approximately $5.6 million exists to secure the sellers' indemnity which the Company believes will be adequate to cover the potential liability associated with this litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                 AGE              POSITION                    OFFICER SINCE

Chris H. Horgen       50    Chief Executive Officer and Chairman       1976
Michael J. Mruz       51    President, Chief Operating Officer         1994
                              and Director
Roy J. Nichols        58    Senior Vice President and Vice Chairman    1976
Patsy L. Hattox       47    Corporate Vice President, Chief            1980
                            Administrative Officer, Secretary
                              and Director
J. Michael Coward     53    Corporate Vice President                   1990
Allen E. Dillard      36    Vice President, Chief Financial Officer    1994
                              and Treasurer
Earl Madden           64    Vice President and Chief Procurement       1994
                              Officer
James C. Moule        60    President, Nichols Federal and             1988
                            Corporate Vice President
Thomas L. Patterson   53    President, Nichols SELECT and Corporate    1996
                            Vice President
Michael W. Solley     38    President, Nichols InfoFed and             1992
                            Corporate Vice President

      Chris H. Horgen is a co-founder of the Company, and has been Chairman of the Board since 1991 and Chief Executive Officer since 1983. Mr. Horgen was Co-Chairman of the Board from 1984 to 1991 and Executive Vice President from 1976 to 1983. From 1975 to 1976, Mr. Horgen was Branch Chief of Optical Analysis at McDonnell Douglas Astronautics Company, an aerospace and defense contractor. From 1972 to 1975, he was a Project Manager for Optical Programs for the U.S. Army, and from 1969 to 1972, he was an officer in the U.S. Air Force. He holds a bachelors degree and a masters degree in Aerospace Engineering from Iowa State University and a masters degree in System Management from the University of Southern California. Mr. Horgen also serves as a director of SouthTrust Bank of Alabama, N.A.

      Michael J. Mruz became President of the Company in August 1994, and its Chief Operating Officer and a Director in September 1994. From 1989 to 1994, Mr. Mruz served as Executive Vice President, Chief Financial and Administrative Officer, and a member of the Board of Directors of BDM International, Inc. ("BDM"), a defense contractor. While at BDM, Mr. Mruz held the positions of Corporate Vice President from 1988 to 1989, Vice President/General Manager of BDM's Huntsville Technology Center from 1983 to 1988, Vice President, Systems Design and Analysis from 1979 to 1983, and various management and technical positions from 1974 to 1979. Mr. Mruz served in the U.S. Air Force from 1968 through 1974 in research and development assignments involving communications systems. Mr. Mruz holds a bachelors degree in Mathematics from Villanova University, and a masters degree in Systems Analysis from the Air Force Institute of Technology.

      Roy J. Nichols is a co-founder of the Company, and has been Vice Chairman of the Board and Senior Vice President since 1991. Mr. Nichols was the President of the Company from 1976 to 1991. He is currently working on a part-time basis for the Company. Mr. Nichols was Co-Chairman of the Board from 1984 to 1991. From 1969 to 1976, Mr. Nichols was Chief Engineer at McDonnell Douglas Astronautics Company and from 1958 to 1968, he was Program Manager for the University of Michigan's Willow Run Laboratories. Mr. Nichols holds bachelors and masters degrees in Aeronautical and Astronautical Engineering from the University of Michigan. Mr. Nichols also serves as a director of Adtran, Inc.

      Patsy L. Hattox has served as a Director and Corporate Secretary since 1980, as Vice President of Administration and Investor Relations since 1988, and as Chief Administrative Officer since 1991. From 1985 to 1988, she held the position of Division Director for Administration. Ms. Hattox holds a bachelors degree in Business Administration from Athens State College.

      J. Michael Coward joined the Company in 1990 and has been Corporate Vice President for Corporate Marketing since July 1996. From April 1990 to July 1996, Mr. Coward was Vice President for Program Development and Deputy for Corporate Development. Prior to joining the Company, he was employed by Teledyne Brown Engineering from February 1969 until April 1990. At Teledyne Brown Engineering, Mr. Coward was Director for Computer Applications. He holds a bachelors degree in Mathematics from Lamar University and a masters degree in Statistics from Texas A&M University.

      Allen E. Dillard became Chief Financial Officer and Corporate Treasurer in 1994 and a Vice President in 1995. He joined the Company in 1992 as Staff Manager of Finance and Accounting. From 1983 to 1992, Mr. Dillard was employed with Ernst & Young LLP, where he served as Senior Manager from 1992, as Manager from 1988 to 1992, and as Staff Accountant from 1983 to 1988. Mr. Dillard is a certified public accountant and holds a bachelors degree in Accounting from the University of Alabama at Birmingham.

      Earl Madden became Chief Procurement Officer in 1994 and a Vice President in 1995. He joined the Company in 1983 as Manager of Contract Administration and Purchasing after twenty-four years experience with the U.S. Government in the contracts and logistics field. From 1986 to 1989, Mr. Madden served as Directorate Director of Contract Administration and Purchasing, and from 1989 to 1994 he served as the Division Director of Contract Administration and Purchasing. Mr. Madden has a masters degree in Contract Management from Florida Institute of Technology.

      James C. Moule became President of Nichols Federal in 1995. Since Mr. Moule joined the Company in 1988 through 1995, he served as Vice President of the Southwest Region. From 1987 to 1988, he was employed by McDonnell Douglas Astronautics Company as a Program Director. Prior to joining McDonnell Douglas, Mr. Moule was employed by the Northrop Corporation where he served as Program Manager from 1981 to 1982; Vice President, Engineering from 1982 to 1984; and Director of Advanced Programs from 1985 to 1987. Mr. Moule holds a bachelors degree in Physics from the University of California in Los Angeles.

      Thomas  L.  Patterson  joined  the  Company in July 1996 as President  of
Nichols SELECT. Mr. Patterson has also been President of TXEN, Inc., an information technology company for managed care organizations, since he founded it in 1989. The Company owns a 19.9% interest in TXEN, Inc. From 1980 to 1989, he was President of SEAKO, Inc., an information technology company for practice management and managed care systems. Mr. Patterson holds a bachelors degree degree in Mechanical Engineering and a masters degree in Engineering Mechanics from the University of Alabama.

       Michael W. Solley joined the Company in 1983 and has been President of Nichols InfoFed since July 1996. From 1985 to July 1996, Mr. Solley was the Vice President for the computer systems integration unit and from 1980 to 1983,
he managed several large computer systems  integration   contracts.  Mr. Solley
holds a bachelors degree in Electrical Engineering from the University of Alabama in Huntsville.

                                    PART II

ITEM 5.  MARKET FOR THE  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
         MATTERS

Dividend Policy

        The Company has never declared or paid a cash dividend on its Common Stock. It is the present policy of the Company's Board of Directors to retain all earnings to finance the Company's operations. The Company's existing loan agreement presently restricts the payment of cash dividends by the Company if the Company is in default.

Market and Stockholder Information

      The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "NRES" since the Company's initial public offering in 1987. The following table sets forth, for the periods indicated, the high and low closing sale prices of the Company's Common Stock as reported on the Nasdaq National Market, and as adjusted for a 3 for 2 stock split on October 21, 1996.

                                    1996                    1995
                              HIGH        LOW         HIGH        LOW
                             --------------------------------------------
First Quarter                 16 3/8      12           8 3/8       7 1/8
Second Quarter                17 1/4      14 1/8       9 7/8       8
Third Quarter                 22 5/8      15 1/2      10 3/8       9 3/8
Fourth Quarter                22 1/8      16 5/8      13          10 1/2

      On November 1, 1996, the per share closing sale price of the Common Stock on the Nasdaq National Market was $22-7/8. On November 1, 1996, there were approximately 945 holders of record of the Common Stock. The price of the stock reflects a 3 for 2 split on October 21, 1996.

ITEM 6.  SELECTED FINANCIAL DATA

                          FIVE-YEAR FINANCIAL SUMMARY

                     1996            1995           1994            1993            1992
                -----------------------------------------------------------------------------
Revenues        $242,308,000    $170,331,000    $143,153,000    $159,112,000    $117,205,000
                -----------------------------------------------------------------------------
Net Income        $9,392,000      $7,202,000      $6,506,000      $7,049,000      $5,906,000
                -----------------------------------------------------------------------------
Net Income Per
Common Share(1)     $0.92           $0.76           $0.70           $0.75           $0.65
                -----------------------------------------------------------------------------
Stockholders'
Equity          $112,961,000    $67,848,000      $57,308,000     $52,700,000     $43,937,000
                -----------------------------------------------------------------------------

Long-term Debt    $4,784,000     $5,366,000       $4,328,000          --             --
                -----------------------------------------------------------------------------

Total Assets    $161,964,000    $100,879,000     $80,761,000     $71,990,000     $62,180,000


(1) The net income per common share reflects a three for two split on October 21, 1996.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Business Environment

    The Company  is  a leading provider of technical and information technology
(IT) services, including information processing, systems development and systems integration. The Company provides these services to a wide range of clients, including the DOD, other federal agencies, state and local governments, healthcare and insurance organizations, and commercial enterprises. The Company was founded in 1976 to develop specialized optical sensing capabilities for military weapons and ballistic defense programs. Until fiscal year 1991, virtually all of the Company's revenues were derived under contracts with the federal government relating to high technology weapons systems, strategic missile defense and other related aerospace technologies. Areas of particular strength have included tactical technology, smart sensing systems, simulations, data processing, systems engineering and systems integration (including software development, networking, hardware acquisition and installation, user training and system operation and maintenance). Beginning in fiscal year 1991, in response to increasing budget pressure on military procurements, the Company strategically began to develop applications for its technical capabilities outside its traditional core military business. Although the Company's core military business has continued to grow, the Company has successfully entered the markets for other government information technology solutions, as well as information technology solutions in the healthcare industry and other commercial markets. The Company's business strategy consists of three key elements: (i) maintain the Company's leadership in technology; (ii) apply the Company's technology to create solutions for new clients; and (iii) make strategic acquisitions and form alliances to expand the business of the Company and gain industry knowledge. The Company's business and financial performance are subject to risks and uncertainties, including those discussed below.

    In July 1996 the Company announced a formal organization definition for its four strategic business units. The organizations reflect the particular market focus of each line of business. Nichols Federal provides technical services primarily to U.S. government defense agencies. Nichols InfoFed provides information and technology services to a variety of governmental agencies. Nichols InfoTec provides information and technology services to various commercial clients, other than healthcare or insurance industry clients. Nichols SELECT provides information services to clients in the healthcare and insurance industries. For the year ended August 31, 1996, the percentage of total revenues attributable to the four business units were approximately 57% for Nichols Federal, 27% for Nichols InfoFed, 10% for Nichols InfoTec, and 6% for Nichols SELECT.

    Expansion through acquisitions is an important component of the Company's overall business strategy. The Company has successfully completed seven strategic acquisitions and alliances since September 1, 1994, most of which have centered on IT and healthcare information services markets. Since the respective dates of the acquisitions, the Company has integrated these acquired entities in order to draw on the Company's base of technical expertise and capabilities in designing solutions for government, commercial and healthcare clients. On May 31, 1996, the Company acquired Advanced Marine Enterprises, Inc. (AME), a naval architecture and marine technical services firm headquartered in Arlington, Virginia. For its year ended May 31, 1996, AME had $35.5 million in revenues. The acquisition provides the Company an opportunity to expand its business relationship with the U.S. Navy. The Company's continued ability to grow by acquisitions is dependent upon, and may be limited by, the availability of compatible acquisition candidates at reasonable prices, the Company's ability to fund or finance acquisitions on acceptable terms, and the Company's ability to maintain or enhance the profitability of any acquired business.

    As part of the Company's business strategy to enter new markets, the Company intends to pursue large systems integration contracts in both the government and commercial markets, although competition for such contracts is intense and many of the Company's competitors have greater resources than the Company. While such contracts are working capital intensive, requiring large equipment and software purchases to be funded by the Company before payment from the customer, the Company believes such contracts offer attractive revenue growth and margin expansion opportunities for the Company's range of technical expertise and capabilities.

    The Company's revenues and earnings may fluctuate from quarter to quarter based on such factors as the number, size and scope of projects in which the the Company is engaged, the contractual terms and degree of completion of such projects, expenditures required by the Company in connection with such projects, any delays incurred in connection with such projects, employee utilization rates, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects, and general economic conditions. Under certain contracts, the Company is required to purchase and resell to the customer large amounts of computer hardware and other equipment. Revenues are accrued when this equipment is acquired for resale, and as a result, quarterly revenues will be impacted by fluctuations related to equipment purchases which occur on a periodic basis depending on contract terms.

    Approximately 76%, 81% and 92% of the Company's total revenues in fiscal 1996, fiscal 1995 and fiscal 1994 were derived from contracts or subcontracts funded by the U.S. Government. These U.S. Government contracts include military weapons systems contracts funded by DOD that accounted for approximately 57%, 69% and 85% of the Company's total revenues in such years, respectively. The Company believes that the success and development of its business will continue to be dependent upon its ability to participate in U.S. Government contract programs. Accordingly, the Company's financial performance may be directly affected by changing U.S. Government procurement practices and policies. Other factors that could materially and adversely affect the Company's government contracting business and programs include budgetary constraints, changes in fiscal policies or available funding, changes in government programs or requirements, (including proposals to abolish certain government agencies or departments, curtailing of the U.S. Government's use of technology services firms, the adoption of new laws or regulations), technological developments and general economic conditions. These factors could cause U.S. Government agencies to exercise their rights to terminate existing contracts for convenience or not to exercise options to renew such contracts.

    In addition, certain of the Company's contracts individually contribute a significant percentage of the Company's revenues. For the year ended August 31, 1996, the Company's largest contract (by revenues) was a contract with the U.S. Army Space and Strategic Defense Command, which generated approximately 11% of the Company's total revenues for such period. The Company's five largest contracts (by revenues) generated approximately 37% of the Company's total revenues for such period. Given the award of the $355 million high performance computing modernization contracts awarded by the U.S. Army (the "HPCM Contracts"), the Company expects revenues to continue to be concentrated in a relatively small number of large U.S. Government contracts. Termination of such contracts, or the Company's inability to renew or replace such con-tracts when they expire, could materially and adversely affect the Company.

    Historically, a majority of the Company's revenues (57% for the year ended August 31, 1996) are related to U.S. military weapons systems. The U.S. military weapons budget has been declining in real terms since the mid-1980s, resulting in some cases in program delays, extensions and cancellations. A further significant decline in U.S. military expenditures for weapons systems, or a reduction in the weapons systems portion of the defense budget, could materially and adversely affect the Company. The loss or significant curtailment of the Company's U.S. military contracts would materially and adversely affect the Company.

    Approximately 26% of the Company's revenues in fiscal 1996 were from contracts related to Ballistic Missile Defense (BMD), compared to 33% of revenues in fiscal 1995 and 44% of revenues in fiscal 1994 from such contracts. Strategic defense has existed for more than 26 years as a mission of DOD through activities such as the BMD program. If a decision were made to reduce substantially the scope of current BMD programs, management believes that many national and theater missile defense programs would continue to be funded by the U.S. Army and Air Force, and other DOD agencies. While the Company has expanded into other markets, a decision to reduce significantly or eliminate missile defense funding would have an adverse effect on the Company's revenues and income.

    The Company performs its services under U.S. Government contracts that usually require performance over a period of one to five years. Long-term contracts may be conditioned upon continued availability of Congressional appropriations. Variances between anticipated budgets and Congressional appropriations may result in delay, reduction or termination of such contracts. Contractors can experience revenue uncertainties with respect to available contract funding during the first quarter of the government's fiscal year beginning October 1, until differences between budget requests and appropriations are resolved.

    The Company's contracts with the U.S. Government and its prime contractors are subject to termination, in whole or in part, either upon default by the Company or at the convenience of the government. The termination for convenience provisions generally entitle the Company to recover costs incurred, settlement expenses and profit on work completed prior to termination. Because the Company contracts to supply goods and services to the U.S. Government, it is also subject to other risks, including contract suspensions, audit adjustments, protests by disappointed bidders of contract awards which can result in the re-opening of the bidding process and changes in government policies or regulations.

    The Company's services are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Fixed-price contracts require the Company to perform services under a contract at a stipulated price. Time-and-materials contracts reimburse the Company for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials incurred. Under cost-reimbursement contracts, the Company is reimbursed for all actual costs incurred in performing the contract to the extent that such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit.

    The Company assumes greater financial risk on fixed-price contracts than on either time-and-materials or cost-reimbursement contracts. As the Company increases its commercial business, it believes that an increasing percentage of its contracts will be fixed-priced. Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract may reduce the Company's profit or cause a loss. In addition, greater risks are involved under time-and-materials contracts than under cost-reim-bursement contracts because the Company assumes the responsibility for the delivery of specified skills at a fixed hourly rate. Although management believes that adequate provision for its fixed-price and time-and-materials contracts is reflected in the Company's financial statements, no assurance can be given that this provision is adequate or that losses on fixed-price and time-and-materials contracts will not occur in the future.

    To compete successfully for business, the Company must satisfy client requirements at competitive rates. Although the Company continually attempts to lower its costs, there are other information technology and technical services companies that may provide the same or similar services at comparable or lower rates than the Company. Additionally, certain of the Company's clients require that their vendors reduce rates after services have commenced. The Company's success will also depend upon its ability to attract, retain, train and motivate highly skilled employees, particularly in the areas of information technology, where such employees are in great demand.

    Recent contract awards have significantly increased the Company's backlog. Contract awards for the year ended August 31, 1996, totaled $598.7 million. Of this amount, $355.0 million were the HPCM Contracts awarded by the U.S. Army Information Systems and Selection Acquisition Agency. As a result, backlog has increased to $1.0 billion at August 31, 1996 from $505.7 million at August 31, 1995.

Results of Operations

    The following tables set forth, for the periods indicated, the percentages which certain items in the consolidated statements of income bear to consolidated revenues and the percentage change of such items for the periods indicated:

                                         Percentage of Revenues      Percentage Increase
                                         Years ended August 31,           (Decrease)
                                          1996     1995    1994      1995-1996 1994-1995
                                         ------------------------------------------------
Revenues                                  100.0%  100.0%  100.0%        42.3%     19.0%

Costs and expenses:
     Direct and allocable costs            84.9    86.6    86.8         39.4      18.8
     General and administrative expenses    9.1     7.6     6.6         71.5      36.1
                                           ---------------------
     Total costs and expenses              94.0    94.2    93.4         42.0      20.1
                                           ---------------------
Operating profit                            6.0     5.8     6.6         46.1       3.9
Other income (expense), net                  .1      .8      .6        (74.2)     62.3
                                            --------------------
Income before income taxes                  6.1     6.6     7.2         30.3       9.1
Income taxes                                2.2     2.4     2.7         30.0       6.4
                                            --------------------
Net income                                  3.9%    4.2%    4.5%        30.4      10.7
                                            ====================

    The following table summarizes the percentage of revenue by contract type for the periods indicated:

                                      Years ended August 31,
                                       1996   1995    1994
                                      ---------------------
Cost-reimbursement                     51%     48%     56%
Fixed-price                            22      16      10
Time-and-materials                     27      36      34
                                      ---------------------
                                      100%    100%    100%
                                      =====================


    The table below presents contract award and backlog data for the periods indicated:

                                                 Years ended August 31,
                                             1996         1995         1994
                                         -------------------------------------
                                                 (amounts in thousands)

Contract award amount                    $   598,653    $ 174,049    $ 182,747
Backlog (with options)                   $ 1,003,135    $ 505,744    $ 520,133
Backlog (without options)                $   501,373    $ 287,977    $ 260,312
Backlog percentage by contract type:
     Cost-reimbursement                           60%          64%          73%
     Fixed-price                                  30%          18%          12%
     Time-and-materials                           10%          18%          15%


COMPARISON OF OPERATING RESULTS FOR FISCAL 1996 WITH FISCAL 1995

    REVENUES. Revenues increased $72.0 million (42.3%) in fiscal 1996. Approximately 25% of the increase was attributable to revenues from the HPCM Contracts. Approximately 35% of the increase was attributable to acquisitions completed in fiscal year 1996 and late fiscal 1995. Approximately 40% of the increase in revenues was attributable to the existing contract base.

    OPERATING PROFIT. Operating profit increased $4.5 million (46.1%) in fiscal 1996. Costs and expenses were 94.0% of revenues for fiscal 1996 as compared to 94.2% for fiscal 1995. The reduction in direct and allocable costs as a percentage of revenues was offset by increases in general and administrative expenses. The Company used contract cost reductions and increased margins to fund increases in business development and marketing efforts, primarily with commercial market opportunities.

    OTHER INCOME (EXPENSE). Other income consists primarily of interest income. Substantially all available cash is invested in interest-bearing accounts or fixed income instruments. The decrease in other income (expense) for fiscal 1996 is the result of the use of cash to make strategic acquisitions and investments and an increase in interest expense on borrowings used to make strategic acquisitions.

    INCOME TAXES. Income taxes as a percentage of income before taxes was 36.3% in fiscal 1996 as compared to 36.4% in fiscal 1995.

    NET INCOME. Net income increased $2.2 million (30.4%) for fiscal 1996 as compared to fiscal 1995. The increase is the result of the reasons discussed above.

COMPARISON OF OPERATING RESULTS FOR FISCAL 1995 WITH FISCAL 1994

    REVENUES. Revenues increased $27.2 million (19.0%) in fiscal 1995. Approximately 32% of the increase was attributable to increases in funding for existing tactical and theater missile programs, approximately 32% of the increase was attributable to two large contract awards for information technology services and 33% of the increase was attributable to acquisitions during fiscal 1995.

    OPERATING PROFIT. Operating profit increased $371,000 (3.9%) in fiscal 1995. Direct and allocable costs were stable as a percentage of revenues. General and administrative expenses increased $3.4 million (36.1%) in 1995. This increase reflects the Company's aggressive bid and proposal activities for U.S. government information systems and technology contracts and the significant emphasis on marketing the Company's information technology services to healthcare and commercial entities. As a result, the operating profit margin decreased to 5.8% from 6.6% in 1994.

    OTHER INCOME (EXPENSE). Other income increased $685,000 in fiscal 1995 due primarily to increased rates of return on the Company's invested cash balances. Substantially all of the Company's available cash is invested in short-term or variable interest bearing accounts. The Company recorded $114,000 in interest expense related to industrial development borrowings in 1995.

    INCOME TAXES. Income taxes as a percentage of income before taxes was 36.4%
in  fiscal  1995 as compared to 37.3% in  fiscal  1994.   The  decrease in  the
effective tax rate was due to a decrease in state income taxes.

Liquidity and Capital Resources

    Historically,  the  Company's   positive  cash  flow  from  operations  and
available credit facilities, have provided adequate liquidity and working capital to fully fund the Company's operational needs and support the acquisition program. Working capital was $72.7 million, $46.8 million and $44.1 million at August 31, 1996, 1995 and 1994, respectively. Operating activities used cash of $5.0 million for the year ended August 31, 1996 and provided cash of $6.8 million and $7.5 million for the years ended August 31, 1995 and 1994, respectively. The Company realized proceeds from the sale of Common Stock and reissuance of treasury stock of $33.3 million, $2.3 million and $1.9 million for the years ended August 31, 1996, 1995 and 1994, respectively. The Company realized net proceeds of $30.7 million in fiscal 1996 from the sale of its common stock pursuant to an effective registration statement covering 1,678,050 shares of the Company's common stock (as adjusted for a 3 for 2 stock split effective October 21, 1996). These proceeds were used to repay $14.5 million of indebtedness under its existing bank line of credit facility, which will provide the Company with flexibility to finance the working capital requirements under the Company's system integration contracts. These proceeds will also be used for general corporate purposes and for potential acquisitions.

    The Company has a bank line of credit of $73.5 million which expires in March 1997, unless renewed. The credit agreement provides for interest at London Interbank Offered Rate plus 1.25% and a commitment fee on the unused portion of the line of credit. Outstanding borrowings are secured primarily by accounts receivable. In fiscal 1995, there were no borrowings under this line of credit. In fiscal 1996, the Company borrowed $14.5 million under this line of credit. These proceeds, together with 108,066 shares of common stock from treasury shares, were used to acquire all the outstanding capital stock of AME. As of August 31, 1996 all outstanding borrowings under the line of credit had been repaid. In fiscal 1995, the Company borrowed $2.2 million under an Alabama State Industrial Development Bond program offering certain incentives which effectively reduced the cost of borrowing. The proceeds were utilized to expand acquisitions of property and equipment for information technology programs. In fiscal 1994, the Company borrowed $5.8 million under a term loan agreement. The proceeds were used to purchase computer hardware for lease to a customer over a period of nine years under a systems integration contract.

    Purchases of property and equipment (including those financed under the term loan agreement) were $5.1 million, $2.2 million and $7.3 million for the years ended August 31, 1996, 1995 and 1994, respectively. There are no material capital expenditure commitments at August 31, 1996.

    The Company is regularly evaluating potential acquisition candidates. In fiscal 1995, the Company acquired a 100% interest in three separate information system development and technology companies. These companies provide services primarily to commercial and healthcare clients. The aggregate cash consideration for these transactions was approximately $11.4 million. In fiscal 1995, the Company also acquired a 19.9% interest in TXEN for approxi-imately $1.5 million, and has an option to purchase the remaining 80.1% in July 1997. In May 1996, the Company acquired all of the outstanding capital stock of AME for cash consideration of approximately $15.1 million and 108,066 shares of Company stock.

    In fiscal 1996, the Company was awarded the HPCM Contracts for information system development and computer system integration activities, which will require the Company to acquire substantial amounts of computer hardware for resale or lease to customers. The Company continues to actively pursue other contracts that could require similar equipment acquisitions. The timing of payments to suppliers and payments from customers under the Company's system integration contracts could cause cash flows from operations to fluctuate from period to period.

    The Company believes that its existing capital resources, together with available borrowing capacity, will be sufficient to fund operating needs, finance acquisitions of property and equipment for information technology programs and computer system integration activities, and make strategic acquisitions, if appropriate.

Effects of Inflation

    Substantially  all contracts awarded to the  Company  have  been  based  on
proposals  which  reflect   estimated   cost   increases   due   to  inflation.
Historically, inflation has not had a significant impact on the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CONSOLIDATED BALANCE SHEETS

                                                                       August 31,
                                                           1996           1995          1994
                                                       ----------------------------------------
                                                       (amounts in thousands except share data)
ASSETS
Current assets:
   Cash and temporary cash investments (Note 1)        $  21,419      $  17,196       $  19,355
   Accounts receivable (Note 2)                           90,232         53,103          39,620
   Deferred income taxes (Note 1 and 4)                    1,519          1,351           1,283
   Other                                                   2,384          1,593           2,010
                                                       ----------------------------------------
      Total current assets                               115,554          73,243         62,268

Long-term investments (Note 1 and 3)                       4,483          4,530           7,894

Property and equipment (Note 1):
   Computers and related equipment                        17,182         11,973           9,742
   Furniture, equipment and improvements                   6,915          5,149           3,919
   Equipment-contracts                                     5,771          5,771           5,771
                                                       ----------------------------------------
                                                          29,868         22,893          19,432
     Less accumulated depreciation                        14,721         11,434           8,924
                                                       ----------------------------------------
     Net property and equipment                           15,147         11,459          10,508

Goodwill (net of accumulated amortization of $1,246
          and $171) (Note 1 and 9)                        21,004          8,803              --
Other assets (Note 10)                                     5,776          2,844              91
                                                       ----------------------------------------
Total assets                                           $ 161,964      $ 100,879       $  80,761
                                                       ========================================

                    CONSOLIDATED BALANCE SHEETS (Continued)
                                                                       August 31,
                                                           1996           1995          1994
                                                       ----------------------------------------
                                                       (amounts in thousands except share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                    $  31,032      $  16,886       $  12,483
   Accrued compensation and benefits (Note 7)              9,037          6,897           4,731
   Income taxes payable (Note 4)                             238            969              --
   Current maturities of long-term debt (Note 5)             764          1,187             962
   Other                                                   1,808            531              --
                                                       ----------------------------------------
      Total current liabilities                           42,879         26,470          18,176

  Deferred income taxes (Note 4)                           1,340          1,195             949

  Long-term debt (Note 5):
   Industrial development bonds                            1,777          2,000              --
   Long-term notes                                         3,007          3,366           4,328
                                                       ----------------------------------------
      Total long-term debt                                 4,784          5,366           4,328

Commitments (Note 6)

Stockholders' equity (Note 1 and 8):
   Common stock, par value $.01 per share
   Authorized - 20,000,000, 10,000,000 and
      10,000,000 shares, respectively.
      Issued - 11,651,018, 9,658,840 and 9,393,205
      shares respectively                                    117             97              94
   Additional paid-in capital                             59,071         24,225          22,497
   Retained earnings                                      55,061         45,669          38,467
   Less cost of 168,500, 276,566 and 483,750
      shares treasury stock, respectively                 (1,288)        (2,143)         (3,750)
                                                       ----------------------------------------
      Total stockholders' equity                         112,961         67,848          57,308
                                                       ----------------------------------------
Total liabilities and stockholders' equity             $ 161,964      $ 100,879        $ 80,761
                                                       ========================================

                       CONSOLIDATED STATEMENTS OF INCOME


                                                                   Years Ended August 31,
                                                            1996           1995           1994
                                                       -----------------------------------------
                                                       (amounts in thousands except share data)
Revenues (Note 1)                                      $   242,308      $  170,331     $  143,153

Costs and expenses:
   Direct and allocable costs                              205,798         147,584        124,202
   General and administrative expenses                      22,150          12,917          9,492
                                                       ------------------------------------------
       Total costs and expenses                            227,948         160,501        133,694
                                                       ------------------------------------------
Operating profit                                            14,360           9,830          9,459

Other income (expense):
   Interest expense (Note 5)                                  (625)           (114)             -
   Other income, principally interest                        1,009           1,602            917
                                                       ------------------------------------------
Income before income taxes                                  14,744          11,318         10,376
Income taxes (Note 4)                                        5,352           4,116          3,870
                                                       ------------------------------------------
Net income                                             $     9,392      $    7,202    $     6,506
                                                       ==========================================

Earnings per share (Note 1)                            $      0.92      $     0.76    $      0.70
                                                       ==========================================

Weighted average number of common and common
   equivalent shares outstanding                        10,238,699        9,418,664     9,307,964
                                                       ==========================================

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      Additional                            Total
                                   Common Stock        Paid-In     Retained   Treasury  Stockholders'
                                Shares       Amount    Capital     Earnings    Stock       Equity
                                --------------------------------------------------------------------
                                               (amounts in thousands except share data)
Balance, August 31, 1993         9,046,494    $  90    $ 20,649    $ 31,961    $      -    $  52,700

Exercise of stock options          275,336        3       1,326           -           -        1,329

Employee stock purchases            71,375        1         522           -           -          523

Purchase of 483,750 shares of
  treasury stock                         -        -           -           -      (3,750)      (3,750)

Net Income                               -        -           -       6,506           -        6,506
                                --------------------------------------------------------------------

Balance, August 31, 1994         9,393,205       94      22,497      38,467      (3,750)      57,308

Exercise of stock options          197,889        2         938           -            -         940

Reissue of 207,184 shares of
  treasury stock                         -        -         213           -       1,607        1,820

Employee stock purchases            67,746        1         577           -           -          578

Net income                              -         -           -       7,202           -        7,202
                                --------------------------------------------------------------------

Balance, August 31, 1995         9,658,840       97      24,225      45,669      (2,143)      67,848

Sale of common stock             1,678,050       17      30,663           -           -       30,680

Exercise of stock options          249,425        2       1,644           -           -        1,646

Employee stock purchases            64,703        1       1,016           -           -        1,017

Reissue of 108,066 shares of
treasury stock                           -        -       1,523           -          855       2,378

Net income                               -        -           -        9,392           -       9,392
                                --------------------------------------------------------------------
Balance, August 31, 1996        11,651,018    $ 117    $ 59,071     $ 55,061   $ (1,288)   $ 112,961
                                ====================================================================

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Years ended  August 31,
                                                                       1996        1995       1994
                                                                    --------------------------------
                                                                          (amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $   9,392   $  7,202    $  6,506
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
  Depreciation and amortization                                         4,588      2,907       1,858
  Gain on sale of furniture, fixtures and equipment                         -          -         (14)
  Loss on the sale of investments                                           -         34           -
  Deferred income taxes                                                   (23)       178         647
  Changes in assets and liabilities (net of effects
     of acquisitions):
     Accounts receivable                                              (30,097)   (10,919)      1,165
     Other assets                                                      (1,165)       846      (1,053)
     Accounts payable                                                  12,110      3,497        (107)
     Accrued compensation and benefits                                  1,028      1,921      (1,248)
     Income taxes payable                                                (731)       840        (240)
     Other current liabilities                                           (148)       326          (4)
                                                                    --------------------------------
     Total adjustments                                                (14,438)      (370)      1,004
                                                                    --------------------------------
     Net cash provided (used) by operating activities                  (5,046)     6,832       7,510

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                     (5,062)    (2,213)     (7,301)
Purchase of long-term investments                                           -          -      (7,894)
Payment for non-compete agreement                                           -       (900)          -
Payments for acquisitions, net of cash acquired                       (15,503)   (10,547)          -
Payment for investment in affiliates                                   (2,504)    (1,535)          -
Proceeds from the sale of property and equipment                            -          -          32
Proceeds from sale of long-term investments                                 -      3,284       1,000
                                                                     -------------------------------
     Net cash provided (used) by investing activities                 (23,069)   (11,911)    (14,163)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                 33,343      1,518       1,852
Proceeds from long-term debt                                                -      2,225       5,771
Payments of long-term debt                                             (1,005)    (1,557)       (481)
Proceeds from borrowings on line of credit                             14,500          -           -
Payments of line of credit borrowings                                 (14,500)         -           -
Purchase of treasury stock                                                  -          -      (3,750)
Proceeds from sale of treasury stock                                        -        734           -
                                                                     -------------------------------
     Net cash provided by financing activities                         32,338      2,920       3,392
                                                                     -------------------------------
Net increase (decrease) in cash and temporary cash
   investments                                                          4,223     (2,159)     (3,261)
Cash and temporary cash investments at
   beginning of year                                                   17,196     19,355      22,616
                                                                     -------------------------------
Cash and temporary cash investments at
   end of year                                                       $ 21,419   $ 17,196    $ 19,355
                                                                     ===============================

           CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                                          Years ended  August 31,
                                                                       1996        1995       1994
                                                                    -------------------------------
                                                                          (amounts in thousands)
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Deferred compensation resulting from the exercise of
    restricted stock options and issuance of treasury
    stock                                                            $     -    $   81      $    -
Issuance of treasury stock as consideration in
    acquisition                                                         2,378     1,005          -


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. Nichols Research Corporation (NRC) provides information systems and technology services to agencies of the Department of Defense, non-defense federal agencies, state governments and commercial entities.

    The consolidated financial statements include the accounts of Nichols Research Corporation and its wholly-owned subsidiaries (the "Company"). Wholly-owned subsidiaries as of August 31, 1996 are Communications & Systems Specialists, Inc. (CSSi), NRC Technical Services Corporation (NRCTSC), Conway Computer Group, Inc., (CCG), Computer Services Corporation (CSC), and Advanced Marine Enterprises, Inc. (AME). All significant intercompany balances and transactions have been eliminated in consolidation.

   REVENUE RECOGNITION. The major portion of the Company's revenues result from services performed under U.S. Government contracts, either directly or through subcontracts. Revenue on cost-plus-fee (including award fee) contracts is recognized based on reimbursable costs incurred plus estimated fees earned thereon. Revenue on fixed price contracts is recognized using the percentage of completion method based on costs incurred in relation to total estimated costs. Revenue on time-and-materials contracts is recognized to the extent of fixed billable rates for hours delivered plus reimbursable costs. Provisions for losses on contracts are recognized in the period in which the loss is first determinable. Unbilled accounts receivable are stated at estimated realizable value.

    PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives of three to ten years for equipment and furniture and over the terms of the related leases for leasehold improvements.

   In March 1995, the Financial Accounting Standards Board issued Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement No. 121 in the first quarter of fiscal year 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

    INCOME TAXES. Deferred income taxes are provided for temporary differences between financial and taxable income, primarily related to accrued liabilities and use of accelerated depreciation methods for income tax purposes.

   EARNINGS PER SHARE. Earnings per share is based upon the weighted average number of common shares and the dilutive common equivalent shares, related to stock options outstanding during the period, less treasury shares assumed to have been purchased with the option proceeds. Dilution in earnings per share on a fully diluted basis is less than 3% in all periods.

    CASH AND TEMPORARY CASH INVESTMENTS. The Company considers as cash equivalents those securities that are available upon demand or have maturities of three months or less at the time of purchase. At August 31, 1996, temporary cash investments consisted of various money market accounts, primarily with an Alabama bank.

   LONG-TERM INVESTMENTS. Investments are classified at the time of purchase and are evaluated as of each balance sheet date. Debt securities, which include municipal obligations and preferred stock, are classified as held-to-maturity and are stated at amortized cost. Equity securities, which consist of mutual funds, are classified as available-for-sale and are stated at average cost which approximates fair value. Interest, dividends and amortization of premiums are included in investment income.

   GOODWILL. Goodwill is amortized using the straight-line method over periods ranging from ten to fifteen years. The carrying amount of goodwill is evaluated and if facts and circumstances suggest that it may not be recoverable over the remaining amortization period, the carrying amount is reduced by the amount estimated not to be recoverable.

   STOCK OPTIONS. The Company grants stock for a fixed number of shares to employees with an exercise option price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and intends to continue to do so; accordingly, the Company recognizes no compensation expense for stock option grants.

    RECLASSIFICATION. Certain prior period amounts have been reclassified to conform with the current year's presentation.

   SUBSEQUENT EVENTS. On October 9, 1996, the Board of Directors declared a three-for-two stock split which will be payable to shareholders of record on October 21, 1996. The split will be effected on November 4, 1996 by a stock dividend of one share for every two shares of Common Stock outstanding, with cash paid in lieu of fractional shares based on the stock value on record date. All references to the number of shares and per share amounts have been restated to reflect the effect of the split for all periods presented.

   USE OF ESTIMATES. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

NOTE 2 - ACCOUNTS RECEIVABLE

    Accounts receivable consist of the following:

                                                  August 31,
                                         1996             1995             1994
                                -----------------------------------------------
                                              (amounts in thousands)

Billed..........................$      38,546    $      25,201    $      15,955
Unbilled........................       51,686           27,902           23,665
                                -----------------------------------------------
                                $      90,232    $      53,103    $      39,620
                                ===============================================


   Accounts receivable include $72,243,000,  $36,717,000  and  $32,900,000  due from the U.S. Government at August 31, 1996, 1995 and 1994, respectively.

    Unbilled accounts receivable include retainages of $3,534,000, $3,373,000 and $2,745,000 at August 31, 1996, 1995 and 1994, respectively. Unbilled amounts are classified as current assets since substantially all amounts will be realized within one year.

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

NOTE 3 - LONG-TERM INVESTMENTS

  The following is a summary of long-term investments as of:

                                            Gross          Gross      Estimated
                                          Unrealized     Unrealized      Fair
                                 Cost       Gains         Losses        Value
                           ----------------------------------------------------
                                              (amounts in thousands)
AUGUST 31, 1996
Held to maturity:
   Municipal obligations...$     3,479    $     -      $     (20)   $     3,459
   Preferred stocks........      1,004          -            (26)           978
                           ----------------------------------------------------
                           $     4,483    $     -      $     (46)   $     4,437
                           ====================================================

AUGUST 31, 1995
Held to maturity:
   Municipal obligations...$     3,526    $     -      $     (40)   $     3,486
   Preferred stocks........      1,004          -            (26)           978
                           ----------------------------------------------------
                           $     4,530    $     -      $     (66)   $     4,464
                           ====================================================
AUGUST 31, 1994
Available for sale:
   Mutual funds............$     3,318    $     -      $       -    $     3,318
Held to maturity:
   Municipal obligations...      3,572          -           (123)         3,449
   Preferred stocks........      1,004          -            (86)           918
                           ----------------------------------------------------
                                 4,576          -           (209)         4,367
                           ----------------------------------------------------
                           $     7,894    $     -      $    (209)   $     7,685
                           ====================================================


   Contractual maturities of debt securities held to maturity occur ratably over the next three years. Proceeds from the sale of investments classified as available for sale were $3,284,000 for the year ended August 31, 1995. Gross realized losses as a result of these sales were $34,000 and are included as other income.

NOTE 4 - INCOME TAXES

   The provisions for income taxes consist of the following:

                                                 Years ended August 31,
                                         1996              1995            1994
                                 ----------------------------------------------
                                                 (amounts in thousands)
Current:
     Federal.....................$      4,716      $      3,439    $      2,688
     State.......................         659               499             535
                                 ----------------------------------------------
                                        5,375             3,938           3,223
 Deferred:
     Federal.....................         (20)              156             540
     State.......................          (3)               22             107
                                 ----------------------------------------------
                                          (23)              178             647
                                 ----------------------------------------------
                                 $      5,352      $      4,116    $      3,870
                                 ==============================================


The significant components of deferred tax assets and liabilities as of:

                                                           August 31,
                                             1996            1995          1994
                                      -----------------------------------------
                                                 (amounts in thousands)
Current deferred tax assets:
   Accrued liabilities not
   currently deductible................$    1,519    $      1,351    $    1,283
Non-current deferred tax liabilities:
   Basis difference for property
   and equipment.......................    (1,340)         (1,195)         (949)
                                       ----------------------------------------
                                       $      179    $        156    $      334
                                       ========================================


Income tax expense as a percentage of income before income taxes varies from the federal statutory rate due to the following:

                                                     Years ended August 31,
                                             1996            1995          1994
                                      -----------------------------------------

Statutory federal income tax rate            34.0%           34.0%         34.0%
State income taxes, net of federal
   benefit                                    2.9             3.0           4.1
Other                                        (0.6)           (0.6)         (0.8)
                                      -----------------------------------------
                                             36.3%           36.4%         37.3%
                                      =========================================


      The Company made income tax payments of approximately $6,106,000, $2,283,000 and $4,259,000 in 1996, 1995 and 1994, respectively.

NOTE 5 - LINE OF CREDIT AND LONG-TERM DEBT

    The Company has a bank line of credit which provides for borrowings up to $73,500,000. Borrowings are secured primarily by accounts receivable. A commitment fee of 1/8 of 1% of the unused portion is payable quarterly under this agreement. The agreement expires March 1997 and is renewable annually. Borrowings under this agreement bear interest at the London Interbank Offered Rate (LIBOR) plus 1.25%. There are no outstanding borrowings on this facility at August 31, 1996.

   In January 1995, the Company received $2,225,000 in bond proceeds from the Alabama State Industrial Development Authority. The proceeds were restricted for use in acquiring certain capital assets by July 1996. The bonds are payable in equal annual principal installments of $222,500 through January 2005. The bonds bear a variable rate of interest computed weekly but contain an option for a fixed rate for a specified length of time. The bonds are secured by a letter of credit. Interest payments of $144,000 and $114,000 were made in fiscal years 1996 and 1995.

    The Company borrowed $5,771,000 in fiscal year 1994 under a term loan agreement. The proceeds were used to purchase computer hardware. The agreement requires equal monthly principal installments of $44,847 until February 2003. The loan bears interest at LIBOR plus 0.75% and is secured by the computer hardware which has a carrying value of $3,543,000. Interest payments of $278,000, $298,000 and $134,000 were made in fiscal years 1996, 1995, and 1994, respectively. Interest expense is included in the consolidated statements of income as a direct and allocable cost.

NOTE 6 - RELATED PARTY TRANSACTIONS AND COMMITMENTS

    The Company leases office facilities under various operating leases, including leases with companies in which certain officers and stockholders have ownership interests. The leases generally have terms of one to ten years. Rent expense for all operating leases was as follows:

                                                  Years Ended August 31,
                                             1996           1995          1994
                                     -----------------------------------------
                                                    (amounts in thousands)

Total rent expense...................$      4,666   $      3,561   $      3,684
Amounts to related parties...........         980          1,002          1,003

   Future minimum lease payments under operating leases with remaining terms of one year or more are:

                                           Years ended August 31,
                      1997      1998      1999      2000       2001  thereafter
                  -------------------------------------------------------------
                                             (amounts in thousands)

Total.............$  5,710  $  5,220  $  3,882  $  2,886   $  1,713    $  1,213
Amounts to
related parties...     554       554       554       554         45           -


NOTE 7 - DEFINED CONTRIBUTION BENEFIT PLANS

   Substantially all full-time employees are covered by one of several defined contribution plans offered by the Company. Employees are permitted to defer from 0% to 15% of their salary depending on the plan in which they participate. A Company matching contribution is determined based on employee deferral percentage and ranges from 0% to a maximum of 2.5%. Discretionary contributions may also be made to plans as determined annually by the Board of Directors. Total provisions for employee retirement plans were approximately $4,226,000, $4,130,000 and $3,475,000 for 1996, 1995 and 1994, respectively.

NOTE 8 - EMPLOYEE STOCK OPTIONS AND STOCK PURCHASE PLANS

   The Company has employee stock option plans that provide for the issuance of incentive stock options (as defined by the Internal Revenue Code) and nonstatutory stock options to key employees, including officers of the Company and its subsidiaries, except those officers who are members of the Stock Option Committee. Options are nontransferable and exercisable only during employment, with certain exceptions. Options expire five years from the date of grant. At August 31, 1996, 1,025,622 shares were available for grant under these plans.

   The Company also has a stock option plan for non-employee members of the Board of Directors. At August 31, 1996, 67,492 shares were available for grant under this plan.

   A summary of activity relating to stock options is as follows:

                                              INCENTIVE       NON-EMPLOYEE      NONSTATUTORY
                                            STOCK OPTIONS     STOCK OPTIONS     STOCK OPTIONS       TOTAL
                                            --------------------------------------------------------------
Options outstanding at August  31, 1993       1,138,564           18,508            42,000       1,199,072
     Granted ($6.67-$10.34 per share).......    227,913            6,000           105,000         338,913
     Exercised ($3.00-$7.17 per share)......   (231,336)          (2,000)          (42,000)       (275,336)
     Expired................................    (74,412)               -                 -         (74,412)
                                            --------------------------------------------------------------

Options outstanding at August  31, 1994       1,060,729           22,508           105,000       1,188,237
     Granted ($7.34-$12.34 per share).......    456,523            9,000                 -         465,523
     Exercised ($3.88-$10.09 per share).....   (195,889)          (2,000)                -        (197,889)
     Expired................................   (108,680)               -                 -        (108,680)
                                            --------------------------------------------------------------

Options outstanding at August  31, 1995       1,212,683           29,508           105,000       1,347,191
     Granted ($12.01-$22.26 per share)......    192,084            9,000           105,000         306,084
     Exercised ($3.88-$10.09 per share).....   (243,923)          (5,502)                -        (249,425)
     Expired................................    (98,995)               -                 -         (98,995)
                                            --------------------------------------------------------------

Options outstanding at August 31, 1996        1,061,849           33,006           210,000       1,304,855
                                            ==============================================================

Options exercisable August 31,  1996
     ($6.67 - $15.59 per share).............    275,509           33,006            26,250         334,765
                                            ===============================================================

    The Company has an employee stock purchase plan that allows eligible employees to purchase common stock at less than fair market value. Effective March 1, 1994, the plan was amended to reduce the purchase price from 90% to 85% of fair market value on each quarterly purchase date. Purchases are limited to the lesser of 10% of an employee's annual compensation or $25,000. Shares of common stock issued under this plan were 64,703, 67,746 and 71,375 in 1996, 1995 and 1994, respectively.

   On September 1, 1994, a Restricted Stock Option for 105,000 shares of common stock was granted to and exercised by an officer of the Company. The exercise price was 90% of the fair market value on the date of exercise. The issued shares were restricted treasury stock.

   In October 1995, the Financial Accounting Standards Board issued Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which requires that financial statements include certain disclosures about the stock-based employees compensation and allows, but does not require, a fair value-based method of accounting for such compensation. The Company believes that this fair value-based method of accounting, if adopted, would not have a material effect on the consolidated financial statements. The Company will adopt the disclosure provisions of Statement No. 123 in fiscal year 1997.

NOTE 9 - BUSINESS COMBINATIONS

   All acquisitions have been accounted for as purchases and operations of the companies acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The excess of purchase price over fair value of identifiable assets and liabilities acquired is included as goodwill. Certain of the purchase agreements provide for contingent payments based on certain operating results for periods ranging from one to five years from date of acquisition.

   On May 31, 1996 the Company acquired all of the outstanding capital stock of Advanced Marine Enterprises, Inc. (AME). AME provides naval architectural and marine engineering services to primarily U.S. Government clients. The initial purchase price of approximately $17.5 million consisted of $15.1 million in cash and 108,066 shares of the Company's stock valued at $2.4 million. The resulting goodwill of approximately $12.5 million is being amortized using the straight line method over fifteen years.

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

                                              Years ended August 31,
                                              1996             1995
                                                   (unaudited)
                                  ---------------------------------------------
                                  (amounts in thousands, except per share data)

Revenues...................................$  270,179      $  212,222
Net income.................................     9,830           7,777
Earnings per share.........................$      .92      $      .81

NOTE 10 - INVESTMENT IN AFFILIATES

   In December 1994, the Company acquired a 19.9% interest in TXEN, Inc., an information systems and services company in the managed care industry. The Company paid approximately $1.5 million and holds an option to acquire the remaining shares beginning in July 1997. The investment is accounted for using the equity method due to the purchase option agreement and is included in noncurrent other assets on the consolidated balance sheet at August 31, 1996. An officer of the Company holds a 4.5% interest in TXEN, Inc. and would be beneficially impacted if the Company exercises its option.

    During 1996, the Company purchased 1,425 shares of Preferred Stock of HealthGate Data Corporation (HealthGate) for approximately $2.0 million. HealthGate provides a biomedical and health information system on the World Wide Web. The 1,425 shares of Preferred Stock are convertible to approximately 20% of the common stock on a fully diluted basis.

    In January 1996, the Company invested approximately $750,000 for 50% interest in a joint venture, HealthShare, L.L.C. HealthShare's mission is to provide an integrated information system and support services that enhance the quality and efficiency of healthcare at a reduced cost.

NOTE 11 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                         Operating                   Earnings
                              Revenues     Profit     Net Income     Per Share
                             --------------------------------------------------
                               (amounts in thousands, except per share data)

Year ended August 31, 1996
   First Quarter             $  49,030   $  2,938      $  2,014       $  0.20
   Second Quarter               49,003      3,093         2,051          0.21
   Third Quarter                55,169      3,557         2,376          0.23
   Fourth Quarter               89,106      4,772         2,951          0.28

Year ended August 31, 1995
   First Quarter             $  36,231   $  2,270      $  1,628       $  0.18
   Second Quarter               36,174      2,296         1,676          0.18
   Third Quarter                44,444      2,470         1,829          0.19
   Fourth Quarter               53,482      2,794         2,069          0.21

Second and third quarter operating profit for the year ended August 31, 1995 were adjusted from the amounts reported in Form 10-Q by $8,000 and $57,000, respectively, to reflect the effect of reporting interest expense as other expense.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Nichols Research Corporation

      We have audited the accompanying consolidated balance sheets of Nichols Research Corporation as of August 31, 1996, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit
also  includes   assessing  the  accounting  principles  used  and  significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nichols Research Corporation at August 31, 1996, 1995 and 1994, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                              ERNST & YOUNG LLP

Birmingham, Alabama
October 9, 1996


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information appearing under "Election of Directors" on pages 3 through 5 of Nichols Research Corporation Proxy Statement relative to the Annual Meeting of Shareholders to be held January 9, 1997, is incorporated by reference in this Form 10-K Annual Report. Information regarding delinquent Form 3, 4 or 5 filers appearing under "Section 16(a) Beneficial Ownership Reporting Compliance" on page 14 of the Nichols Research Corporation Proxy Statement relative to the Annual Meeting of Shareholders to be held January 9, 1997, is incorporated by reference in this Form 10-K Annual Report. Information relating to the executive officers of the Company as of August 31, 1996, is set forth on pages 14 through 15 of this Form 10-K Annual Report. Officers serve at the discretion of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

      The information appearing under "Executive Compensation" on pages 6 through 13 of the Nichols Research Corporation Proxy Statement relative to the Annual Meeting of Shareholders to be held January 9, 1997, is incorporated by reference in this Form 10-K Annual Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information appearing under "Common Stock Outstanding and Principal Shareholders" on pages 1 through 3 of the Nichols Research Corporation Proxy Statement relative to the Annual Meeting of Shareholders to be held January 9, 1997, is incorporated by reference in this Form 10-K Annual Report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information appearing under "Certain Relationships and Related Transactions" on page 14 of the Nichols Research Corporation Proxy Statement relative to the Annual Meeting of Shareholders to be held January 9, 1997, is incorporated by reference in this Form 10-K Annual Report.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) The financial statements and other financial information of Nichols Research Corporation set forth below and the Report of Independent Auditors thereon are incorporated by reference from pages 22 through 35 of this Form 10-K Annual Report:

     Consolidated Balance Sheets at August 31, 1996, 1995, and 1994

     Consolidated Statements of  Income  for  the three years ended August  31,
     1996

     Consolidated Statements of Stockholder's Equity for the three years ended August 31, 1996

     Consolidated Statements of Cash Flows for the three years ended August 31, 1996

     Notes to Consolidated Financial Statements

     Report of Ernst & Young LLP, Independent Auditors

     Selected Quarterly Financial Data

(2)  All  financial  statement  schedules  are  omitted  because  they are  not
     applicable  or  the  required  information  is  shown  in  the   financial
     statements or notes thereto.

(3)  Exhibits:

EXHIBIT NUMBER
AND METHOD OF
FILING REFERENCE                        DESCRIPTION

2.1  L              Stock Purchase Agreement dated May 31, 1996, between Regis-
                    trant and the shareholders of Advanced Marine Enterprises, Inc.

3.1  M              Certificate of Incorporation and Amendment thereto.

3.2  K              By-laws and Amendments thereto.

4.0  D              Specimen Stock Certificate.

10.1 J Lease Agreement dated August 26, 1993, between Registrant, as Lessee, and Parkway Properties I, as Lessor, for office space on Nichols Drive in Huntsville, Alabama.

10.2 B&C            Employee  Incentive  Stock   Option   Plan  of  Registrant,
                    together with amendments thereto.*

10.3 B              Performance Bonus Plan of Registrant dated July 1, 1986.*

10.4 D&F            Non-Employee Officer  and Director  Stock  Option  Plan  of
                    Registrant.*

10.5 D&I 1988 Employees' Stock Purchase Plan of Registrant and Amendments Number One and Two thereto.*

10.6 J Lease dated February 18, 1992, between Parkway Properties II, as Lessor, and Registrant, as Lessee, for office space located at 4035 Chris Drive, Huntsville, Alabama, together with exhibits.

10.7 A Lease dated January 25, 1996, between High Tech Properties, as Lessor, and Registrant, as Lessee, for office space located at 1900 Golf Road, Huntsville, Alabama, together with exhibits.

10.8 E              Nichols Research Corporation  1989  Incentive Stock  Option
                    Plan.*

10.9 J Credit Agreement dated February 9, 1994, between the Regis-trant and SouthTrust Bank relating to a $22,000,000 revolv-ing line of credit and a $5,771,000 term loan.

10.10 G             Nichols Research Corporation 1991 Stock Option Plan.*

10.11 H Amendments Three and Four to the 1988 Employees' Stock Pur-chase Plan of Registrant.*

10.12 H Amendment to Non-Employee Officer and Director Stock Option Plan of Registrant.*

10.13 H             Amendment  to   1989  Incentive   Stock  Option   Plan   of
                    Registrant.*

10.14 J             Amendment  Number   Five  to   the  1988  Employees'  Stock
                    Purchase Plan of Registrant.*

10.15 J             Amendment  Number Two  to the  Non-Employee   Officer   and
                    Director Stock Option Plan of Registrant.*

10.16 J             Amendment Number  One  to  the  1991 Stock Option  Plan  of
                    Registrant.*

10.17 K             Amendments Two  &  Three to the 1991 Stock Option  Plan  of
                    Registrant.*

10.18 K             Credit  Agreement  dated   August  16,  1995,  between  the
                    Registrant,   SouthTrust   Bank   of   Alabama,  NA,  First
                    Alabama Bank, and Corestates Bank, NA.

10.19 K             Lease dated July 31, 1995, between  Parkway  Properties, as
                    Lessor,  and  Registrant,  as  Lessee,  for  office   space
                    located at 1910 Nichols Drive, Huntsville, Alabama.

10.20 K             Employment   Agreement   dated   May  16,   1995,   between
                    Registrant and John A. Conway, Jr.*

10.21 K             Employment  Agreement   dated   June   30,  1995,   between
                    Registrant and Donald Y. Menendez.*

10.22 K Employment Agreement dated August 24, 1995, and Amendment thereto between Registrant and D. Bruce McIndoe.*

10.23 K             Convertible  Preferred   Stock  Purchase   Agreement  dated
                    December 16, 1994, between Registrant and TXEN, Inc.

10.24 K Stock Purchase Option Agreement dated December 16, 1994, among Registrant, TXEN, Inc. and shareholders of TXEN, Inc.

10.25 K Restricted Stock Purchase Agreement dated September 1, 1994 between Registrant and Michael J. Mruz.*

10.26 M Amendment Number One to Stock Purchase Option Agreement among Registrant, TXEN, Inc., and the shareholders of TXEN, Inc. dated July 16, 1996.

10.27 M Amendment Number One to Convertible Stock Purchase Agree-ment between Registrant and TXEN, Inc., dated July 16, 1996.

10.28 L Employment Agreement dated May 31, 1996, between Advanced Marine Enterprises, Inc., and John T. Drewry.*

10.29 L Employment Agreement dated May 31, 1996, between Advanced Marine Enterprises, Inc., and Otto P. Jons.*

11    A             Computation of Earnings Per Share.

21    A             Subsidiaries of Registrant.

23    A             Consent of Ernst & Young LLP, Independent Auditors.

27    A             Financial Data Schedule.

99.1  A             Consent of Thomas L. Patterson.
__________________

      A             Filed herewith.

      B             Incorporated by reference to exhibits filed  with the  Com-
                    pany's   registration   statement  on  Form S-1  under  the
                    Securities Act of 1933, File No. 33-10323.

      C             Incorporated  by  reference to exhibits filed with the Com-
                    pany's   registration  statement  on  Form S-8   under  the
                    Securities Act of 1933, File No. 33-13464.

      D Incorporated by reference to exhibits filed with the Com-pany's Annual Report on Form 10-K for the fiscal year ended August 31, 1989, under the Securities Exchange Act of 1934.

      E Incorporated by reference to exhibits filed with the Com-pany's Annual Report on Form 10-K for the fiscal year ended August 31, 1990, under the Securities Exchange Act of 1934.

      F             Incorporated by reference to exhibits filed  with  the Com-
                    pany's  registration   statement  on  Form  S-8  under  the
                    Securities Act of 1933, File No. 33-38568.

      G Incorporated by reference to exhibits filed with the Com-pany's Annual Report on Form 10-K for the fiscal year ended August 31, 1992, under the Securities Exchange Act of 1934.

      H Incorporated by reference to exhibits filed with the Com-pany's Annual Report on Form 10-K for the fiscal year ended August 31, 1993, under the Securities Exchange Act of 1934.

      I Incorporated by reference to exhibits filed with the Com-pany's registration statement on Form S-8 under the Securi-ties Act of 1933, File No. 33-26909.

      J Incorporated by reference to exhibits filed with the Com-pany's Annual Report on Form 10-K for the fiscal year ended August 31, 1994, under the Securities Exchange Act of 1934.

      K Incorporated by reference to exhibits filed with the Com-pany's Annual Report on Form 10-K for the fiscal year ended ended August 31, 1995, under the Securities Exchange Act of 1934.

      L Incorporated by reference to exhibits filed with the Com-pany's Current Report on Form 8-K dated May 31, 1996, as amended, under the Securities Exchange Act of 1934.

      M Incorporated by reference to exhibits filed with the Com-pany's registration statement on Form S-3 under the Securi-ties Act of 1933, File No. 333-08787.


      *             Denotes   management  contract  or   compensatory  plan  or
                    arrangement required to be filed as an exhibit to this report.


      (b) Form 8-K. A Current Report on Form 8-K dated May 31, 1996, reporting the Registrant's acquisition of Advanced Marine Enterprises, Inc. (AME), was filed with the Commission on June 17, 1996. An Amendment to that Form 8-K was filed with the Commission on July 24, 1996, to file the financial statements and pro forma financial information of AME.

      (c) Exhibits. The response to this portion of Item 14 is sub-mitted as a separate section of this report.

      (d) Financial Statement Schedules. The response to this portion of Item 14 is submitted as a separate section of this report.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                 NICHOLS RESEARCH CORPORATION

                                    Chris H. Horgen
     NOVEMBER 25, 1996           -----------------------------
                                   Chris H. Horgen
                                   Chief Executive Officer and
                                   Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          SIGNATURES                 TITLE                    DATE

     Chris H. Horgen
------------------------      Chief Executive Officer      November 25, 1996
     Chris H. Horgen          and Chairmain of the Board
                              (Prinicipal Executive
                              Officer)
     Michael J. Mruz
------------------------      President, Chief Operating   November 25, 1996
     Michael J. Mruz          Officer and Director

     Patsy L. Hattox
------------------------      Vice President, Chief        November 25, 1996
     Patsy L. Hattox          Administrative Officer,
                              Secretary and Director

     Roy J. Nichols
------------------------      Senior Vice President        November 25, 1996
     Roy J. Nichols           and Director


------------------------      Director
     Roger P. Heinisch

     John R. Wynn
------------------------      Director                     November 25, 1996
     John R. Wynn


------------------------      Director
     William E. Odom

   James R. Thompson, Jr.
------------------------      Director                     November 25, 1996
   James R. Thompson, Jr.

------------------------      Director
     Phil E. Depoy


------------------------      Director
     Robert W. Hager

     Allen E. Dillard
------------------------      Chief Financial Officer      November 25, 1996
     Allen E. Dillard         and Corporate Treasurer
                              (Principal Financial and
                              Accounting Officer)