Form 10-Q
period 1996-11-30
NICHOLS RESEARCH CORP /AL/
filed 1997-01-14
CIK 806388

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549
                            _____________________

                                 FORM 10-Q

                      	(X)	QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended November 30, 1996

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

                  	YES	/X/               	NO /  /_
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                      COMMON  STOCK, $.01 PAR VALUE
         11,600,848 SHARES OUTSTANDING ON  November 30 ,1996
                          _____________________
================================================================================

                                FORM 10-Q


                        NICHOLS RESEARCH CORPORATION

           QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 1996

                                  INDEX



Part I. 	FINANCIAL INFORMATION

Item 1. 	Financial Statements

       		Statements of Income for the Three Months Ended November 30, 1996 and November 30, 1995 (Unaudited)

       		Balance Sheets as of November 30, 1996 and August 31, 1996 (Unaudited)

       		Statements of Changes in Stockholders' Equity for the Three Months Ended November 30, 1996 and November 30, 1996 (Unaudited)

       		Statements of Cash Flows for the Three Months Ended November 30, 1996
         and November 30, 1995 (Unaudited)

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

                      NICHOLS RESEARCH CORPORATION


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED)



                                                    For the Three Months Ended
                                                  November 30,      November 30,
                                                     1996             	1995
                                                -------------------------------
                                                   (amounts in thousands except
                                                             share data)


Revenues...............................         $  		82,847       $   	49,030

Costs and expenses:
 	Direct and allocable costs...........             	72,648            41,671
 	General and administrative expenses..	             	5,802             4,421
                                                --------------------------------
     	Total costs and expenses.........              78,450            46,092
                                                --------------------------------
Operating profit.......................             		4,397             2,938

Other income (expense):
  Other income, principally interest...                 262               272
 	Interest expense.....................                	(68)              (39)
  Equity in earnings of unconsolidated
    affiliates.........................                 137                 -
  Minority interest in consolidated
    subsidiary.........................                (120)                -
                                               ---------------------------------
Income before income taxes.............               4,608             3,171
Income taxes...........................               1,673             1,157
                                               ---------------------------------
Net income.............................	        $	  	 2,935	      $    	2,014
                                               =================================
Net income per common share............         $     		.24       $      	.20
                                               =================================

Weighted average number of common and
 common equivalent shares..............	       		12,193,169         9,963,457


NOTE:	The Company has not declared or paid dividends in any of the periods presented. All references to the number of shares and per share amounts have been restated to reflect the effect of a three-for-two stock split effective October 21, 1996.

                                FORM 10-Q

                        NICHOLS RESEARCH CORPORATION

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)

                                                November 30,       August 31,
                                                   	1996              1996
                                              ----------------------------------
                                                   (amounts in thousands)


                  		ASSETS
Current assets:
	Cash and temporary cash investments.......   $    	4,721          $ 	 	21,419
	Accounts receivable.......................	     	110,195               90,232
	Deferred income taxes.....................       		1,519                1,519
	Other.....................................       		2,822                2,384
                                              ----------------------------------
   		Total current assets.................. 	    	119,257              115,554

Long-term investments......................         4,472                4,483

Property and equipment:
	Computers and related equipment...........        17,991             		17,182
	Furniture, equipment and improvements.....       		7,127                6,915
	Equipment-contracts.......................       		5,771                5,771
                                              ----------------------------------
	                                                  30,889               29,868
Less accumulated depreciation..............      		15,563               14,721
	Net property and equipment................      		15,326               15,147

Goodwill (net of accumulated amortization..        20,784               21,004
Other assets...............................       		6,380                5,776
                                              ----------------------------------
Total assets...............................   $ 		166,219           $		161,964
                                              ==================================




NOTE:	All references to the number of shares and per share amounts have been restated to reflect the effect of a three-for-two stock split effective October 21, 1996.

                               FORM 10-Q

                       NICHOLS RESEARCH CORPORATION

              CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                               CONTINUED


                                                November 30,        August 31,
                                                 		1996                1996
                                           -----------------------------------
                                                (amounts in thousands except
                                                       per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
	Accounts payable.....................         $  		29,452         $   	31,032
	Accrued compensation and benefits....            		10,072             		9,037
	Income taxes payable.................             		1,873                 238
	Current maturities of long-term debt.               		763                 764
	Other................................               		906               1,808
                                               ---------------------------------
     Total current liabilities........	           		43,066            		42,879

Deferred income taxes.................             		1,340              	1,340

Long-term debt:
	Industrial development bonds.........             		1,777             		1,777
	Long-term notes......................             		2,873              	3,007
                                               ---------------------------------
  		Total long-term debt..............             		4,650               4,784

Minority interest in consolidated
 subsidiary...........................               		120                   -

Stockholders' equity:
	Common stock, par value $.01 per
  share
 		Authorized - 20,000,000 shares
 		Issued - 11,769,348 and 11,651,018
	 	shares, respectively...............	              		118               		117
	Additional paid-in capital...........            		60,217            		59,071
	Retained earnings....................            		57,996              55,061
	Less cost of treasury stock -
  168,500 shares......................            		(1,288)            	(1,288)
                                               ---------------------------------
	   	Total stockholders'equity........             117,043             112,961
                                               ---------------------------------

Total liabilities and stockholders'
 equity...............................         $ 		166,219         $  	161,964


NOTE: All references to the number of shares and per share amounts have been restated to reflect the effect of a three-for-two stock split effective October 21, 1996.

                                             FORM 10-Q

                                     NICHOLS RESEARCH CORPORATION

                           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                                   STOCKHOLDERS' EQUITY (UNAUDITED)


                                                     Additional                                  Total
                                     Common Stock      Paid-In      Retained     Treasury    Stockholders'
                                -------------------------------------------------------------------------

                                                        (amounts in thousands except share data)


                                             			For the Three Months Ended November 30, 1996
                                                --------------------------------------------

Balance, August 31, 1996......   11,651,018    $117     $59,071     $55,061    $ 	(1,288)     $ 	112,961

Exercise of stock options.....      102,051      	1       	809            -	           -             810

Employee stock purchases......       16,279       -       	337           	-		          -	            337

Net income....................            -      	-	        	-      	 2,935	           -           2,935
                                -------------------------------------------------------------------------
Balance, November  30, 1996...   11,769,348    $118    $60,217      $57,996    $ 	(1,288)     $		117,043
                                =========================================================================


                                             			For the Three Months Ended November 30, 1995
                                                --------------------------------------------

Balance, August 31, 1995......    9,658,840	   $	97	   $24,225      $45,669    $ 	(2,143)     $ 	 67,848

Exercise of stock options.....      152,986      	1        850	           -	           -	            851

Employee stock purchases......       15,172      	-       	200	           -	           -             200

Net income....................	           -      	-	         -	       2,014	           -           2,014
                                -------------------------------------------------------------------------
Balance, November 30, 1995....    9,826,998    $	98    $25,275      $47,683    $	 (2,143)     $		 70,913
                                =========================================================================




NOTE: All references to the number of shares and per share amounts have been restated to reflect the effect of a three-for- two stock split effective
October 21, 1996.


                               FORM 10-Q

                       NICHOLS RESEARCH CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)




                                              For the Three Months Ended
                                             November 30,     November 30,
                                                 1996             1995
                                             -----------------------------
                                                (amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.............................       $	  2,935         $  	2,014

Adjustments to reconcile net income
 to net cash used by operating
 activities:
   	Depreciation and amortization......          	1,318           		1,017
   	Equity in earnings of
      unconsolidated affiliates........	          	(137)                -
	   Minority interest..................            	120                	-
Changes in assets and liabilities net
 of effects of	acquisitions:
	Accounts receivable...................       		(20,163)         		(6,817)
	Other assets..........................           	(761)	           	(296)
	Accounts payable......................         	(1,580)         		(3,738)
	Accrued compensation and benefits.....          	1,035	             	255
	Income taxes payable..................          	1,635	             	255
	Other current liabilities	                       	(902)            		292
	                                            -----------------------------
 Total adjustments.....................        	(19,435)         		(9,032)
                                             -----------------------------
  		Net cash used by operating
     activities........................         (16,500)         		(7,018)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment.....         	(1,021)         		(1,100)
Payment for investment in affiliates...         			(189)           		(400)
                                             -----------------------------
   	Net cash used by investing
     activities........................         	(1,210)         		(1,500)

                                 FORM 10-Q

                         NICHOLS RESEARCH CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED) CONTINUED


                                               For the Three Months Ended
                                              November 30,    November 30,
                                                  1996            1995
                                             -----------------------------
                                                 (amounts in thousands)




CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common
 stock.................................          	1,147           		1,051
Payments of long-term debt.............          		(135)	           	(240)
                                             -----------------------------
   	Net cash provided by financing
     activities........................	         	1,012             		811
                                             -----------------------------
Net decrease in cash and temporary cash
 investments...........................        	(16,698)          	(7,707)

Cash and temporary cash investments at
 beginning of period...................	        	21,419	          	17,196
                                             -----------------------------
Cash and temporary cash investments at
 end of period.........................      	$  	4,721	        $  	9,489
                                             =============================

NON-CASH TRANSACTIONS:

Adjustment to purchase price
 allocation............................      	$    	200        	$      	-

                                 FORM 10-Q

                         NICHOLS RESEARCH CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

                             November 30, 1996

NOTE 1 - BASIS OF PRESENTATION
         ---------------------

The condensed consolidated financial statements (and all other information in this report) have not been examined by independent auditors, but in the opinion of the Company, all adjustments, consisting of the normal recurring accruals necessary for a fair presentation of the results for the period, have been made. The condensed consolidated financial statements include the accounts of Nichols Research Corporation and its majority-owned subsidiaries and joint ventures. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's earnings in unconsolidated affiliates and joint ventures are accounted for using the equity method.

NOTE 2 - STOCK SPLIT
         -----------

On October 9, 1996 the Board of Directors declared a three-for-two stock split which was paid to shareholders of record on October 21, 1996. The split was effected on November 4, 1996 by a stock dividend of one share for every two shares of common stock outstanding, with cash paid in lieu of fractional shares based on the stock value on record date. All references to the number of shares and per share amounts have been restated to reflect the effect of the split for all periods presented.

NOTE 3 - NEW PRONOUNCEMENTS
         ------------------

The Company adopted Financial Accounting Standards Board Statement No. 121,
Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, on September 1, 1996. The Company has reviewed long-lived assets and identifiable intangible assets used in operation of the business and concluded the assets are not impaired.

If events or changes occur to indicate that an impairment does exist, an assessment of the need for an impairment write-down will be performed.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OEPRATIONS

Results of Operations
---------------------

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

The Company is organized in four strategic business units, reflecting the particular market focus of each line of business. Nichols Federal provides technical services primarily to U.S. government defense agencies. Nichols
InfoFed provides information and technology services to a variety of governmental agencies. Nichols InfoTec provides information and technology services to various commercial clients, other than healthcare or insurance industry clients. Nichols SELECT provides information services to clients in the healthcare and insurance industries. For the quarter ended November 30, 1996, the percentage of total revenues attributable to the four business units were approximately 52% for Nichols Federal, 38% for Nichols InfoFed, 5% for Nichols InfoTec, and 5% for Nichols SELECT.

Expansion through acquisitions is an important component of the Company's overall business strategy. The Company has successfully completed seven strategic acquisitions and alliances since September 1, 1994. The Company's continued ability to grow by acquisitions is dependent upon, and may be limited by, the availability of compatible acquisition candidates at reasonable prices, the Company's ability to fund or finance acquisitions on acceptable terms, and the Company's ability to maintain or enhance the profitability of any acquired business.

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

The Company's revenues and earnings may fluctuate from quarter to quarter based on such factors as the number, size and scope of projects in which the Company is engaged, the contractual terms and degree of completion of such projects, expenditures required by the Company in connection with such projects, any

                              FORM 10-Q

                      NICHOLS RESEARCH CORPORATION

Results of Operations (continued)
---------------------------------

delays incurred in connection with such projects, employee utilization rates, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects, and general economic conditions. Under certain contracts, the Company is required to purchase, integrate and deliver to the customer large computer processing systems and other equipment.
Revenues are accrued as costs to deliver these systems are incurred and as a result, quarterly revenues will be impacted by fluctuations related to significant system integration contracts which occur on a periodic basis depending on contract terms and modifications.

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

                             FORM 10-Q

                     NICHOLS RESEARCH CORPORATION


The following tables set forth, for the periods indicated, the percentage which certain items in the consolidated statements of income bear to consolidated revenues, and the percentage change of such items for the periods indicated:


                                       Percentage of Revenue
                                     For the Three Months Ended
                                     November 30,     November 30,  Percentage
                                         1996             1995        Change
                                     -----------------------------------------

Revenues.........................      	100.0%	          100.0%		     69.0%

Costs and expenses:
	Direct and allocable costs......      		87.7            	85.0	      	74.3
	General and administrative
  expenses.......................       		7.0	            	9.0      		31.2
                                     ---------------------------
		Total costs and expenses.......      		94.7		           94.0		      70.2
                                     ---------------------------

Operating profit.................      			5.3             	6.0      		49.6
Interest expense.................	      	(0.1)          		(0.1)     		74.4
Other income.....................	      		0.3            		0.6       		2.6
                                     ---------------------------
Income before income taxes.......		      	5.5	             6.5      		45.3
Income taxes.....................      			2.0	            	2.4	      	44.6
                                     ---------------------------
Net income.......................	      		3.5%           		4.1%	 	    45.7%
                                     ===========================

The table below presents contract award and backlog data for the periods indicated:

                                            Quarter Ended November 30,
                                               1996           1995
                                            --------------------------
                                              (amounts in thousands)

Contract award amount............           $ 21,000         $ 16,458
Backlog (with options)...........            946,783          473,727
Backlog (without options)........            498,882          261,924

                              FORM 10-Q

                      NICHOLS RESEARCH CORPORATION

COMPARISON OF OPERATING RESULTS FOR FISCAL FIRST QUARTER 1997 WITH FISCAL
FIRST QUARTER 1996

REVENUES.  Revenues increased $33.8 million (69.0%) for the three months ended
November 30, 1996 as compared to the three months ended November 30, 1995.
First quarter revenues increased as a result of revenue from the HPCM contracts and the acquisition of AME completed in May 1996, but decreased as a result of the completion of the FedEx contract in 1996.

OPERATING PROFIT. Operating profit increased $1.5 million (49.6%) for the three months ended November 30, 1996. Costs and expenses were 94.7% of revenues for the three months ended November 30, 1996 as compared to 94.0% for the three months ended November 30, 1995. The increase in direct and allocable costs as a percentage of revenues was primarily the result of hardware purchases under the recently awarded HPCM contracts. The increase of $1.4 million in general and administrative expenses is primarily from the amortization of goodwill as well as general and administrative expenses of AME acquired in 1996.

OTHER INCOME (EXPENSE). Other income consists primarily of interest income.
Substantially all available cash is invested in interest-bearing accounts or fixed income instruments.

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES. Equity in earnings of unconsolidated affiliates primarily represents the Company's share of earnings from TXEN, Inc. The increase is due to increased revenues and improved profitability of TXEN for the period ended November 30, 1996.

MINORITY INTEREST. Minority interest represents the majority partners share of earnings of Holland Technology Group, a joint venture. The increase is a result of the increased profitability of this venture which began in fiscal
1996.

INCOME TAXES. Income taxes as a percentage of income before taxes was 36.3% for the three months ended November 30, 1996 as compared to 36.5% for the three months ended November 30, 1995.

NET INCOME. Net income increased $0.9 million (45.7%) for the three months ended November 30, 1996 as compared to the three months ended November 30, 1995. The increase is the result of the reasons discussed above.

                               FORM 10-Q

                       NICHOLS RESEARCH CORPORATION


Liquidity and Capital Resources
-------------------------------

Historically, the Company's positive cash flow from operations and available credit facilities, have provided adequate liquidity and working capital to fully fund the Company's operational needs and support the acquisition activities. Working capital was $76.2 million and $72.7 million at November 30, 1996 and 1995, respectively. Operating activities used cash of $16.5 million and $7.0 million for the three months ended November 30, 1996 and 1995, respectively. The Company realized proceeds from the sale of Common Stock of $1.1 million and $1.0 million for three months ended November 30, 1996 and 1995, respectively.

The Company has a bank line of credit of $73.5 million which expires in March
1997, unless renewed.  The credit agreement provides for interest at London
Interbank Offered Rate plus 1.25% and a commitment fee on the unused portion of the line of credit. Outstanding borrowings are secured primarily by accounts receivable. As of November 30, 1996 there were no outstanding borrowings under the line of credit.

Purchases of property and equipment were $1.0 and $1.1 million for the three months ended November 30, 1996 and 1995, respectively.

In fiscal 1996, the Company was awarded the HPCM Contracts for information system development and computer system integration activities, which will require the Company to acquire substantial amounts of computer hardware as part of these integrated systems. The Company continues to actively pursue other contracts that could require the integration of significant computer equipment components. The timing of payments to suppliers and payments from customers under the Company's system integration contracts could cause cash flows from operations to fluctuate from period to period.

The Company believes that its existing capital resources, together with available borrowing capacity, will be sufficient to fund operating needs, finance acquisitions of property and equipment for information technology programs and computer system integration activities, and make strategic acquisitions, if appropriate.

Effects of Inflation
--------------------

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

(b)  	The Company has not filed any reports on Form 8-K for the three months ended November 30, 1996.

                               FORM 10-Q

                       NICHOLS RESEARCH CORPORATION

                              SIGNATURES

                       	MANAGEMENT REPRESENTATION
                        -------------------------

		The accompanying unaudited Consolidated Balance Sheets at November 30, 1996, and August 31, 1996 as well as the Consolidated Statements of Income,
Consolidated Statements of Changes in Stockholders' Equity and Consolidated
Statements of Cash Flows for the three months ended November 30, 1996 and 1995, have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included.





         	January 14, 1997				                      Allen E. Dillard
-------------------------------                     __________________________
Date		                                             	Allen E. Dillard
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


                                                  NICHOLS RESEARCH CORPORATION




         	January 14, 1997		                        By
-------------------------------                        -----------------------
Date                                             			   Allen E. Dillard
	                                                 		   Vice President and
                                                       Chief Financial Officer
		                                                    	(Principal Finance and
                                                    			Accounting Officer)


