Form 10-Q
period 1997-02-28
NICHOLS RESEARCH CORP /AL/
filed 1997-04-14
CIK 806388

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                             _____________________

                                   FORM 10-Q

                  (X)    QUARTERLY REPORT PURSUANT TO
                           SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended February 28, 1997

                                    OR

                 (   )   TRANSITION REPORT PURSUANT TO
                            SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For The Transition Period From _____________
                                             To  _____________
                            _____________________

                       Nichols Research Corporation

                      Commission File Number 0-15295
         (Exact name of registrant as specified in its charter)
                          _____________________

                  DELAWARE                   63-0713665
              ----------------             --------------
      (State or other jurisdiction of     (I.R.S. Employer
      incorporation or organization)     Identification no.)

                     4040 Memorial Parkway, South
                   Huntsville, Alabama  35802-1326
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

                   COMMON  STOCK, $.01 PAR VALUE
      11,684,854 SHARES OUTSTANDING ON  February 28, 1997,
                      _____________________

                              FORM 10-Q


                    NICHOLS RESEARCH CORPORATION

       QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 1997

                                INDEX

Part I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Statements of Income for the Three Months and Six
               Months Ended February 28,1997 and February 29, 1996
               (Unaudited)

               Balance Sheets as of February 28, 1997 and August 31, 1996 (Unaudited)

               Statements of Changes in Stockholders' Equity for the Six Months Ended February 28, 1997 and February 29, 1996 (Unaudited)

               Statements of Cash Flows for the Six Months Ended February 28, 1997 and February 29, 1996 (Unaudited)

               Notes to Financial Statements(Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.       OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders

Item 6.        Exhibits and Reports on Form 8-K

Signatures

                                 FORM 10-Q

                         NICHOLS RESEARCH CORPORATION

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)

                                  For the Three Months Ended         For the Six Months Ended
                                  --------------------------        ----------------------------
                                  February 28,  February 29,        February 28,  February 29,
                                     1997           1996               1997           1996
                                  ------------------------------------------------------------
                                             (amounts in thousands except share data)
Revenues........................   $    91,974   $    49,003         $  174,821    $    98,033

Costs and expenses:
  Direct and allocable costs....        81,871        41,351            154,519         83,022
  General and administrative
    expenses....................         5,726         4,559             11,528          8,980
                                  ------------------------------------------------------------
      Total costs and expenses..        87,597        45,910            166,047         92,002
                                  ------------------------------------------------------------
Operating profit................         4,377         3,093              8,774          6,031

Other income (expense):
  Interest expense..............          (268)          (88)              (336)          (127)
  Other income, principally
    interest....................           221           215                483            487
  Equity in earnings of
    unconsolidated affiliates...           143             -                280              -
  Minority interest in
    consolidated subsidiaries...          (110)            -               (230)             -
                                  ------------------------------------------------------------
Income before income taxes......         4,363         3,220              8,971          6,391
Income taxes....................         1,583         1,169              3,256          2,326
                                  ------------------------------------------------------------
Net income......................   $     2,780   $     2,051          $   5,715    $     4,065
                                  ============================================================
Earnings per common share.......   $       .23   $       .20          $     .47    $       .41
                                  ============================================================
Weighted average number of
common and common equivalent
shares..........................    12,336,505    10,083,622         12,264,837     10,023,540
                                  ============================================================

NOTE: The Company has not declared or paid dividends in any of the periods presented. All references to the number of shares and per share amounts have been restated to reflect the effect of a three-for-two stock split effective October 21, 1996.

                                  FORM 10-Q

                          NICHOLS RESEARCH CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                  February 28,       August 31,
                                                      1997               1996
                                                -------------------------------
                                                     (amounts in thousands)
                   ASSETS
Current assets:
   Cash and temporary cash investments.........  $   10,154          $   21,419
   Accounts receivable.........................     105,418              90,232
   Deferred income taxes.......................       1,519               1,519
   Other.......................................       4,261               2,384
      Total current assets.....................     121,352             115,554
                                                -------------------------------

Long-term investments..........................       4,285               4,483

Property and equipment:
   Computers and related equipment.............      18,464              17,182
   Furniture, equipment and improvements.......       7,680               6,915
   Equipment - contracts.......................       5,771               5,771
                                                -------------------------------
                                                     31,915              29,868
Less accumulated depreciation..................      16,605              14,721
                                                -------------------------------
     Net property and equipment................      15,310              15,147

Goodwill (net of accumulated amortization).....      20,366              21,004
Investment in affiliates.......................       8,191               4,099
Other assets...................................       2,654               1,677
                                                -------------------------------
Total assets...................................  $  172,158          $  161,964
                                                ===============================


NOTE: All references to the number of shares and per share amounts have been restated to reflect the effect of a three-for-two stock split effective October 21, 1996.

                                 FORM 10-Q

                         NICHOLS RESEARCH CORPORATION

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED) CONTINUED

                                                  February 28,       August 31,
                                                      1997              1996
                                                -------------------------------
                                                 (amounts in thousands except
                                                       per share data)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable..........................    $   32,824          $   31,032
   Accrued compensation and benefits.........        10,296               9,037
   Income taxes payable......................             -                 238
   Current maturities of long-term debt......           762                 764
   Other.....................................         1,457               1,808
                                                -------------------------------
Total current liabilities....................        45,339              42,879

Deferred income taxes........................         1,340               1,340

Long-term debt:

   Industrial development bonds..............         1,557               1,777
   Long-term notes...........................         2,691               3,007
                                                -------------------------------
     Total long-term debt....................         4,248               4,784

Minority interest in consolidated
  subsidiaries...............................           315                   -

Stockholders' equity:
   Common stock, par value $.01 per share
      Authorized - 20,000,000 shares
      Issued - 11,853,354  and 11,651,018
       shares,respectively...................           119                 117
   Additional paid-in capital................        61,309              59,071
   Retained earnings.........................        60,776              55,061
   Less cost of treasury stock - 168,500
    shares...................................        (1,288)             (1,288)
                                                -------------------------------
      Total stockholders' equity.............       120,916             112,961
                                                -------------------------------
Total liabilities and stockholders' equity...    $  172,158          $  161,964
                                                ===============================


NOTE: All references to the number of shares and per share amounts have been restated to reflect the effect of a three-for-two stock split effective October 21, 1996.

                                  FORM 10-Q

                          NICHOLS RESEARCH CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                        STOCKHOLDERS' EQUITY (UNAUDITED)


                                                          Additional                                Total
                                      Common Stock          Paid-In     Retained    Treasury     Stockholders'
                                   Shares      Amount       Capital     Earnings      Stock         Equity
                                 -----------------------------------------------------------------------------
                                                     (amounts in thousands except share data)

                                                     For the Six Months Ended February 28, 1997
                                                     ------------------------------------------

Balance, August 31, 1995....      11,651,018    $  117     $  59,071   $  55,061   $   (1,288)   $  112,961

Exercise of stock options...         167,594         2         1,504           -            -         1,506

Employee stock purchases....          34,742         -           734           -            -           734

Net Income..................               -         -             -       5,715            -         5,715
                                 -----------------------------------------------------------------------------
Balance, February 28, 1997..      11,853,354    $  119     $  61,309   $  60,776   $   (1,288)   $  120,916
                                 =============================================================================

                                                     For Six Months Ended February 29, 1996
                                                     --------------------------------------------
Balance, August 31, 1995....      9,658,841     $   97     $  24,225   $  45,669   $   (2,143)   $   67,848

Exercise of stock options...        187,952          2         1,127           -            -         1,129

Employee stock purchases....         32,628          -           431           -            -           431

Net income..................              -          -             -       4,065            -         4,065
                                 -----------------------------------------------------------------------------
Balance, February 29, 1996..      9,879,420     $   99     $  25,783   $  49,734   $   (2,143)   $   73,473
                                 =============================================================================

NOTE: All references to the number of shares and per share amounts have been restated to reflect the effect of a three-for- two stock split effective October 21, 1996.

                                  FORM 10-Q

                          NICHOLS RESEARCH CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                  For the Six Months Ended
                                               February 28,       February 29,
                                                   1997               1996
                                               -------------------------------
                                                    (amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...................................  $    5,715         $     4,065
Adjustments to reconcile net income to net
   cash provided (used) by operating
   activities:
   Depreciation and amortization.............       2,835               2,059
   Equity in earnings of unconsolidated
   affiliates................................        (280)                  -
   Minority interest.........................         315                   -
Changes in assets and liabilities net of
   effects of acquisitions:
   Accounts receivable.......................     (15,386)              4,643
   Other assets..............................      (2,664)               (597)
   Accounts payable..........................       1,792              (6,240)
   Accrued compensation and benefits.........       1,259                 306
   Income taxes payable......................        (238)               (969)
   Other current liabilities.................        (351)                511
                                               ------------------------------
   Total adjustments.........................     (12,718)               (287)
                                               ------------------------------
      Net cash provided (used) by operating
        activities...........................      (7,003)              3,778

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment...........      (2,047)             (2,022)
Payment for investment in affiliates.........      (4,092)             (1,031)
Purchase of long-term investments............         (75)                  -
Proceeds from the sale of long-term
  investments................................         250                   -
                                               ------------------------------
      Net cash used by investing activities..      (5,964)             (3,053)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock.......       2,240               1,560
Payments of long-term debt...................        (538)               (697)
Proceeds from borrowings on line of credit...      15,000                   -
Payments of line of credit borrowings........     (15,000)                  -
                                                -------------------------------
      Net cash provided by financing
        activities...........................       1,702                 863

                                               -------------------------------

                                   FORM 10-Q

                           NICHOLS RESEARCH CORPORATION

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                    (CONTINUED)

                                                   For the Six Months Ended
                                                February 28,      February 29,
                                                    1997              1996
                                                ------------------------------
                                                     (amounts in thousands)

Net increase (decrease) in cash and temporary
   cash investments..........................     (11,265)              1,588

Cash and temporary cash investments at
   beginning of period.......................      21,419              17,196
                                               ------------------------------
Cash and temporary cash investments at end
   of period.................................  $   10,154         $    18,784
                                               ==============================
NON-CASH TRANSACTIONS:
Adjustment to purchase price allocation......  $      200         $         -

                                   FORM 10-Q

                           NICHOLS RESEARCH CORPORATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               February 28, 1997

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

Note 4 - Investment in Affiliate
         -----------------------

In February 1997, the Company acquired approximately 35 percent of the outstanding capital stock of Intertech Management Group, Inc. for approximately $4,025,000. Intertech Management Group, Inc. provides software and data processing services to the telecommunications industry.

                              FORM 10-Q

                       NICHOLS RESEARCH CORPORATION

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              (CONTINUED)

Note 5 - Reclassification
         ----------------

Certain prior period amounts have been reclassified to conform with the current period's presentation.

Note 6 - Subsequent Event
         --------------

On March 31, 1997 the Company extended its existing line of credit to June 30, 1997.

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

   The Company is organized in four strategic business units, reflecting the particular market focus of each line of business. Nichols Federal provides technical services primarily to U.S.
government   defense   agencies.    Nichols   InfoFed    provides
information  and technology services to a variety of governmental
agencies.   Nichols InfoTec provides information  and  technology
services to various commercial clients, other than healthcare or insurance industry clients. Nichols SELECT provides information services to clients in the healthcare and insurance industries. For the six months ended February 28, 1997, the percentage of total
revenues   attributable   to  the  four   business   units   were
approximately  54% for Nichols Federal, 36% for Nichols  InfoFed,
7% for Nichols InfoTec, and 3% for Nichols SELECT.

   Expansion through acquisitions is an important component of the Company's overall business strategy. The Company has successfully completed eight strategic acquisitions and alliances since September 1, 1994. The Company's continued ability to grow by acquisitions is dependent upon, and may be limited by, the availability of compatible acquisition candidates at reasonable prices, the Company's ability to fund or finance acquisitions on acceptable terms, and the Company's ability to maintain or enhance the profitability of any acquired business.

                           FORM 10-Q

                   NICHOLS RESEARCH CORPORATION

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

   The Company's revenues and earnings may fluctuate from quarter to quarter based on such factors as the number, size and scope of projects in which the Company is engaged, the contractual terms and degree of completion of such projects, expenditures required by the Company in connection with such projects, any delays incurred in connection with such projects, employee utilization rates, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects, and general economic conditions. Under certain contracts, the Company is required to purchase, integrate and deliver to the customer large computer processing systems and other equipment. Revenues are accrued as costs to deliver these systems are incurred, and as a result, quarterly revenues will be impacted by fluctuations related to significant system integration contracts which occur on a periodic basis depending on contract terms and modifications.

   The Company's services are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-
reimbursement  contracts.   Fixed-price  contracts  require   the
Company  to  perform services under a contract  at  a  stipulated
price.   Time-and-materials contracts reimburse the  Company  for
the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials incurred. Under cost-reimbursement contracts, the Company is reimbursed for all actual costs incurred in performing the contract to the extent that such costs are within the contract funding levels and allowable under the terms of the contract, plus a fee or profit.

   The following tables set forth, for the periods indicated,the percentage which certain items in the consolidated statements of income bear to consolidated revenues, and the percentage change of such items for the periods indicated:

                          FORM 10-Q

                 NICHOLS RESEARCH CORPORATION


                                  For the Three Months Ended       For the Six Months Ended
                                  February 28,   February 29,    February 28,     February 29,
                                      1997           1996            1997            1996
                                  ------------------------------------------------------------

Revenues........................     100.0%         100.0%          100.0%           100.0%

Cost and expenses:
  Direct and allocable contract
   costs........................      89.0           84.4            88.4             84.7
  General and administrative
   expenses.....................       6.2            9.3             6.6              9.2
                                  ------------------------------------------------------------
      Total cost and expenses...      95.2           93.7            95.0             93.9

Operating profit................       4.8            6.3             5.0              6.1

Other income (expense)..........       (.1)            .3              .1               .4
                                  ------------------------------------------------------------
Income before income taxes......       4.7            6.6             5.1              6.5
Income taxes....................       1.7            2.4             1.8              2.4
                                  ------------------------------------------------------------
Net income......................       3.0%           4.2%            3.3%             4.1%
                                  ============================================================

The table below presents contract award and backlog data for the periods indicated:

                                                    Six Months Ended
                                            February 28,        February 29,
                                               1997                 1996
                                        ---------------------------------------
                                                  (amounts in thousands)

Contract award amount...................   $     391,261        $      74,172
Backlog (with options)..................   $   1,246,000        $     479,463
Backlog (without options)...............   $     542,958        $     283,520


COMPARISON OF OPERATING RESULTS FOR FISCAL SECOND QUARTER 1997 WITH FISCAL
SECOND QUARTER 1996

   REVENUES.   Revenues increased $43.0 million (87.7%)  for  the
three  months  and $76.8 million (78.3%) for the six months ended
February 28, 1997 as compared to  the  three months and six months ended February 29, 1996.  Fiscal year to date revenues increased
as   a  result  of  revenue  from  the  HPCM  contracts  and  the acquisition  of  AME completed in May 1996, but  decreased  as  a result of the completion of the initial FedEx contract in first quarter 1996.

                         FORM 10-Q

                 NICHOLS RESEARCH CORPORATION

   OPERATING PROFIT.   Operating profit increased  $1.3  million
(41.5%) for the three months and $2.7 million (45.5%) for the six months ended February 28, 1997.  Costs  and expenses  were  95.2%
of  revenues for the  three  months and 95.0% for the six months ended February 28, 1997 as compared to 93.7% for the three months and 93.9% for the six months ended February 29, 1996.  The increase in direct and allocable costs as a  percentage  of revenues was primarily the result  of  hardware and software acquired for the
HPCM integration contracts.  Included in direct and allocable costs are costs associated with the completion of two significant government contracts which resulted in a decrease in operating profit of approximately
0.5% for the period ended February 28, 1997.  The increase  of $2.5 million in general and administrative  expenses for the six month period is primarily from increases in amortization of goodwill as well as general and administrative expenses of AME acquired in 1996.

    OTHER INCOME.  Other income consists primarily  of interest income.
Substantially all available cash is invested in interest-bearing accounts or fixed income instruments.

    INTEREST EXPENSE. Interest expense increased $0.2 million for the three months ended February 28, 1997 as a result of short term borrowings during the second quarter. At February 28,1997 there were no outstanding borrowings under the line of credit.

    EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES. Equity in earnings of unconsolidated affiliates primarily represents the Company's share of earnings from TXEN, Inc. The increase is due to increased revenues and improved profitability of TXEN.

    MINORITY INTEREST.   Minority interest  primarily  represents the
minority  partner's share of earnings of Holland  Technology Group and
Holland Software Solutions, joint  ventures.   The increase  is  a  result
of  the increased  profitability of these ventures which  began  in  fiscal
1996.

    INCOME TAXES. Income taxes as a percentage of income before taxes was 36.3% for the six months ended February 28, 1997 as compared to 36.4% for the six months ended February 29, 1996.

    NET INCOME. Net income increased $0.7 million (35.5%) for the three months and $1.7 million (40.6%) for the six months ended February 28, 1997 as compared to the three months and six months ended February 29, 1996.
The increase is the  result  of the reasons discussed above.

                              FORM 10-Q

                      NICHOLS RESEARCH CORPORATION


Liquidity and Capital Resources
-------------------------------

   Historically,   the   Company's  positive   cash   flow   from
operations   and  available  credit  facilities  have    provided
adequate  liquidity  and  working  capital  to  fully  fund   the
Company's   operational   needs  and  support   the   acquisition
activities.  Working capital was $76.0 million and $50.7  million at February 28, 1997 and February 29,1996, respectively. Operating activities used  cash of $7.0 million for the six months ended
February 28, 1997 and provided cash of $3.8 million for the six months ended  February 29, 1996.  The  Company realized  proceeds from the sale of Common Stock of $2.2  million and  $1.6  million for six months ended February 28, 1997 and February 29, 1996.

   The  Company has a bank line of credit of $73.5 million  which
expires  in  June   1997, unless renewed.  The  credit  agreement
provides for interest at London Interbank Offered Rate plus 1.25%
and a commitment fee on the unused portion of the line of credit.
Outstanding   borrowings  are  secured  primarily   by   accounts
receivable.   As  of February 28, 1997 there were no  outstanding
borrowings under the line of credit.

   Purchases of property and equipment were $2.0 million for the six months ended February 28, 1997 and February 29, 1996.

   On February 5, 1997, the Company acquired approximately 35% of the outstanding capital stock of Intertech Management Group, Inc., a provider of software and services to the telecommunications industry.

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

                              FORM 10-Q

                      NICHOLS RESEARCH CORPORATION

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

On January 9, 1997, the annual meeting of the Company's stockholders was held at the Corporate Headquarters in Huntsville, Alabama. Proxies were solicited and cast by the Company's transfer agent, ChaseMellon Shareholder Services, New
York, New York. Matters put to vote and acted upon were the election of the Board of Directors of the Company, amendment to the Nichols Research Corporation
1991 Stock Option Plan, the Non-Employee Officer and Director Stock Option Plan, the 1988 Employees' Stock Purchase Plan, the 1989 Incentive Stock Option Plan and the ratification of the Company's external auditors.

All directors were elected for a term of one year and will serve until the next annual meeting. Directors elected were as follows:

                                           For               Withheld
                                       ----------            --------

Chris H. Horgen                        10,136,420             286,047
Michael J. Mruz                        10,131,892             290,575
Roy J. Nichols                         10,139,380             283,087
Patsy L. Hattox                        10,135,728             286,739
Roger P. Heinisch                      10,143,247             279,220
John R. Wynn                           10,130,835             291,632
William E. Odom                        10,143,247             279,220
James R. Thompson, Jr.                 10,143,237             279,230
Phil E. Depoy                          10,142,661             279,806
Thomas L. Patterson                    10,139,497             282,970

The Nichols Research Corporation 1991 Stock Option Plan was amended. Voting for amendment were 10,236,547 shares, voting against were 132,573 shares, and 35,504 shares abstained.

The Non-Employee Officer and Director Stock Option Plan was amended. Voting for amendment were 10,247,873 shares, voting against 121,893 shares, and 35,881 shares abstained.

The 1988 Employees' Stock Purchase Plan was amended.  Voting for amendment were
10,240,920 shares, voting against 130,707 shares, and 34,020 shares abstained.

The 1989 Incentive Stock Option Plan was amended.  Voting for amendment were
10,240,019 shares, voting against 131,458 shares, and 34,170 shares abstained.

Ernst & Young LLP was ratified to serve as the Company's independent auditors for the fiscal year ending August 31, 1997. Voting for ratification were 10,370,304 shares, voting against were 8,236 shares, and 28,106 shares abstained.

                           FORM 10-Q

                    NICHOLS RESEARCH CORPORATION

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits.

      Exhibit No.                         Description
      -----------                         -----------
          27                              Financial Data Schedule

(b) The Company has not filed any reports on Form 8-K for the six months ended February 28, 1997.

                              FORM 10-Q

                      NICHOLS RESEARCH CORPORATION

                              SIGNATURES

                      MANAGEMENT REPRESENTATION
                      -------------------------

The   accompanying  unaudited  Consolidated  Balance  Sheets   at
February  28,  1997,  and  August  31,  1996  as  well   as   the
Consolidated  Statements  of Income, Consolidated  Statements  of
Changes  in  Stockholders' Equity and Consolidated Statements  of
Cash  Flows for the six months ended February 28, 1997 and  1996, have  been prepared in accordance with instructions to Form  10-Q and  do not include all of the information and footnotes required
by   generally   accepted  accounting  principles  for   complete
financial   statements.   In  the  opinion  of  management,   all
adjustments,  consisting  only  of  normal  recurring   accruals,
considered necessary for a fair presentation have been included.





       April 14, 1997                    Allen E. Dillard
----------------------------          ----------------------
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

                                     NICHOLS RESEARCH CORPORATION



       April 14, 1997                    By: Allen E. Dillard
----------------------------            -----------------------
Date                                         Allen E. Dillard
                                             Vice President and
                                             Chief Financial Officer
                                             (Principal Finance and
                                             Accounting Officer)

