Form 10-Q
period 1997-05-31
NICHOLS RESEARCH CORP /AL/
filed 1997-07-15
CIK 806388

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

             For the Quarterly Period Ended May 31, 1997

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

                        YES X                NO __
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                      COMMON  STOCK, $.01 PAR VALUE
             11,746,885 SHARES OUTSTANDING ON  May 31, 1997
                         _____________________
================================================================================

                               FORM 10-Q

                      NICHOLS RESEARCH CORPORATION

             QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 1997

                                 INDEX

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Statements of Income for the Three Months and Nine Months Ended May 31, 1997 and May 31, 1996 (Unaudited)

           Condensed Consolidated Balance Sheets as of May 31, 1997 and August 31, 1996 (Unaudited)

           Condensed Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended May 31, 1997 and May 31, 1996 (Unaudited)

           Condensed Consolidated Statements of Cash Flows for the Nine Months Ended May 31, 1997 and May 31, 1996 (Unaudited)

           Notes to Condensed Consolidated Financial Statements
           (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K

          Signatures

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                     NICHOLS RESEARCH CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (UNAUDITED)

                         For the Three Months Ended For the Nine Months Ended
                         -------------------------- -------------------------
                                May 31,    May 31,    May 31,   May 31,
                                 1997       1996       1997      1996
                         ----------------------------------------------------
                              (amounts in thousands except share data)

Revenues................        $94,032    $55,169    $268,853  $153,202

Costs and expenses:
  Direct and allocable
   costs..................       83,052     46,713     237,571   129,735
  General and administrative
   expenses...............        6,366      4,899      17,894    13,879
                                 ---------------------------------------
     Total costs and
      expenses............       89,418     51,612     255,465   143,614
                                 ---------------------------------------
Operating profit..........        4,614     13,388       9,588     3,557

Other income (expense):

  Interest expense.........         (69)       (99)       (405)     (226)
  Other income, principally         277        262         760       749
   interest................
  Equity in earnings of
   unconsolidated
   affiliates..............         140          -         420         -
  Minority interest in
   consolidated
   subsidiaries............          34          -        (196)        -
                                ----------------------------------------
  Income before income
   taxes...................       4,996      3,720      13,967    10,111
  Income taxes.............       1,814      1,344       5,070     3,670
                                ----------------------------------------
  Net income...............     $ 3,182    $ 2,376     $ 8,897   $ 6,441
                                ========================================
Earnings per share.........     $   .26    $   .23     $   .73   $   .64
                                ========================================
Weighted average number of
common and common equivalent
shares.....................  12,209,607 10,289,793  12,246,427  10,112,291
                             =============================================

NOTE: The Company has not declared or paid dividends in any of the periods
presented.  All references to the number of shares     and per share
amounts have been restated to reflect the effect of a three-for-two stock split effective October 21, 1996.

                          NICHOLS RESEARCH CORPORATION

                 CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                    May 31,       August 31,
                                                     1997            1996
                                                   -------------------------
            ASSETS                                  (amounts in thousands)

Current assets:
  Cash and temporary cash
   investments....................                $   17,082      $   21,419
  Accounts receivable.............                   127,790          90,232
  Deferred income taxes...........                     1,519           1,519
  Other...........................                     4,373           2,384
                                                   -------------------------
    Total current assets..........                   150,764         115,554

Long-term investments.............                     4,249           4,483

Property and equipment:

  Computers and related equipment..                   19,250          17,182
  Furniture, equipment and
   improvements....................                    8,089           6,915
  Equipment - contracts............                    5,771           5,771
                                                  --------------------------
                                                      33,110          29,868
  Less accumulated depreciation....                   17,641          14,721
                                                  --------------------------
    Net property and equipment.....                   15,469          15,147

Goodwill (net of accumulated
 amortization......................                   19,947          21,004
Investment in affiliates...........                    9,315           4,099
Other assets.......................                    2,349           1,677
                                                  --------------------------
Total assets.......................               $  202,093      $  161,964
                                                  ==========================

NOTE: All references to the number of shares and per share amounts have been restated to reflect the effect of three-for-two stock split effective October 21, 1996.

                      NICHOLS RESERACH CORPORATION

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                         (UNAUDITED) CONTINUED

                                                  May 31,           August 31,
                                                   1997                1996
                                                --------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                  (amounts in thousands)

Current liabilities:

  Accounts payable......................          $   56,204       $   31,032
  Accrued compensation and benefits.....              12,227            9,037
  Income taxes payable..................                  38              238
  Current maturities of long-term debt..                 761              764
  Other.................................               2,237            1,808
                                                --------------------------------
    Total current liabilities...........              71,467           42,879

Deferred income taxes...................               1,340            1,340

Long-term debt:
  Industrial development bonds..........               1,557            1,777
  Long-term notes.......................               2,601            3,007
                                                --------------------------------
    Total long-term debt................               4,158            4,784

Minority interest in consolidated
 subsidiaries...........................                 281                -

Stockholders' equity:
  Common stock, par value $.01 per share
    Authorized - 20,000,000 shares
    Issued -  11,915,385 and 11,651,018
    shares, respectively................                 119              117
  Additional paid-in capital............              62,058           59,071
  Retained earnings.....................              63,958           55,061
  Less cost of treasury stock -
   168,500 shares.......................              (1,288)          (1,288)
                                                --------------------------------
       Total stockholders' equity.......             124,847          112,961
                                                --------------------------------

Total liabilities and stockholders'
 equity.................................           $ 202,093        $ 161,964
                                                ================================


NOTE:   All  references to the number of shares and per  share  amounts have been restated to reflect the effect of a three-for-two stock split effective October 21, 1996.

                                     NICHOLS RESEARCH CORPORATION

                            CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                                  STOCKHOLDERS' EQUITY (UNAUDITED)

                                                            Additional                               Total
                                          Common Stock        Paid-In      Retained     Treasury  Stockholders'
                                       Shares      Amount     Capital      Earnings      Stock       Equity
                                       ----------------------------------------------------------------------
                                                            (amounts in thousands except share data)

                                                        For the Nine Months Ended May 31, 1997

Balance, August 31, 1996              11,651,018    $ 117     $ 59,071     $ 55,061    $ (1,288)    $ 112,961

Exercise of stock options                205,615        2        1,854            -           -         1,856

Employee stock purchases                  58,752        -        1,133            -           -         1,133

Net income                                     -        -            -        8,897           -         8,897
                                      -----------------------------------------------------------------------

Balance, May 31, 1997                 11,915,385    $ 119     $ 62,058     $ 63,958    $ (1,288)    $ 124,847
                                      =======================================================================

                                                        For the Nine Months Ended May 31, 1996

Balance, August 31, 1995               9,658,841    $  97     $ 24,225     $ 45,669    $ (2,143)    $  67,848

Exercise of stock options                233,945        1        1,529            -           -         1,530

Employee stock purchases                  46,888        1          690            -           -           691

Re-issue 108,066 shares of
 treasury stock                                -        -         1,523           -         855         2,378

Net income                                     -        -             -       6,441           -         6,441
                                       ----------------------------------------------------------------------
Balance, May 31, 1996                  9,939,674    $  99     $  27,967    $ 52,110    $ (1,288)    $  78,888
                                       ======================================================================


NOTE: All references to the number of shares and per share amounts have been restated to reflect the effect of a three-for-two stock split effective October 21, 1996.

                                NICHOLS RESEARCH CORPORATION

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     For the Nine Months Ended
                                                     -------------------------
                                                     May 31,           May 31,
                                                      1997              1996
                                                     -------------------------
                                                       (amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income.................................          $   8,897        $   6,441
Adjustments to reconcile net income to net
  cash provided (used) by operating
  activities:
  Depreciation and amortization............              4,346            3,070
  Equity in earnings of unconsolidated
  affiliates...............................               (420)               -
  Minority interest........................                281                -
Changes in assets and liabilities net of
 effects of acquisitions:
  Accounts receivable......................            (37,758)          (6,959)
  Other assets.............................             (2,797)            (677)
  Accounts payable.........................             25,172           (4,917)
  Accrued compensation and benefits........              3,190            1,658
  Income taxes payable.....................               (200)            (865)
  Other current liabilities................                429            1,687
                                                      --------------------------
    Total adjustments......................             (7,757)          (7,003)
                                                      --------------------------
Net cash provided (used) by operating
 activities................................              1,140             (562)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment.........             (3,242)          (3,113)
Purchase of long-term investment...........                (75)               -
Payments for acquisitions, net of cash
 acquired...................................                 -          (14,763)
Payments for investment in affiliates.......            (4,796)          (1,546)
Proceeds from sale of long-term investments.               275                -
                                                      --------------------------
Net cash used by investing activities.......            (7,838)         (19,422)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock......             2,989            2,221
Proceeds from borrowings on line of credit..            15,000           14,500
Payments of line of credit borrowings.......           (15,000)               -
Payments of long-term debt..................              (628)            (869)
                                                      --------------------------
Net cash provided by financing activities...              2,36          115,852
                                                      --------------------------
Net decrease in cash........................            (4,337)          (4,132)

Cash and temporary cash investments at
 beginning of period........................            21,419           17,196
                                                      --------------------------
Cash and temporary cash investments at end
 of period..................................         $  17,082        $  13,064
                                                      ==========================

                       NICHOLS RESEARCH CORPORATION
    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (CONTINUED)

NON-CASH TRANSACTIONS:
Adjustment to purchase price allocation.....         $     200        $       -
Issuance of treasury stock as
 consideration in acquisition...............                 -            2,378

See accompanying notes.

                        NICHOLS RESEARCH CORPORATION

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

                              May 31, 1997

Note 1 - Basis of Presentation
         ---------------------

The  condensed consolidated financial statements (and all  other
information   in  this  report)  have  not  been   examined   by
independent  auditors, but in the opinion of  the  Company,  all
adjustments,   consisting  of  the  normal  recurring   accruals
necessary for a fair presentation of the results for the period, have been made.  The condensed consolidated financial statements include  the  accounts of Nichols Research Corporation  and  its majority-owned subsidiaries and joint ventures.  All significant intercompany  balances and transactions have been eliminated  in
consolidation.    The  CompanyOs  earnings   in   unconsolidated
affiliates and joint ventures are accounted for using the equity method.

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

Note 4 - Investment in Affiliate
         -----------------------

In February 1997, the Company acquired approximately 35 percent of the outstanding capital stock of Intertech Management Group, Inc. (Intertech) for approximately $4,025,000. In May 1997, the
Company purchased an additional 5% interest in Intertech for approximately $525,000. Intertech provides software and data processing services to the telecommunications industry.

                   NICHOLS RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          (CONTINUED)

Note 5 - Reclassification
         ----------------

Certain prior period amounts have been reclassified to conform with the current period's presentation.

Note 6 - Subsequent Event
         ----------------

On June 24, 1997 the Company extended its existing line of credit to September 30, 1997.

                  NICHOLS RESEARCH CORPORATION

Item 2 - Management's Discussion and Analysis of Financial
         Condition

Results of Operations
---------------------
   The   Company   is  a  provider  of technical and information
technology      (IT)      services,     including    information
processing,  systems  development and systems  integration.  The
Company  provides  these services to a wide  range  of  clients, including  the  DOD,  other federal agencies,  state  and  local
governments,   healthcare  and  insurance   organizations,   and
commercial enterprises. The Company's business strategy consists of  three key elements: (i) maintain the Company's leadership in technology;  (ii)  apply  the  Company's  technology  to  create solutions for new clients; and (iii) make strategic acquisitions and  form  alliances to expand the business of the  Company  and gain  industry  knowledge. The Company's business and  financial performance  are  subject to risks and uncertainties,  including those discussed below.

   The  Company  is organized in four strategic business  units, reflecting the particular market focus of each line of business.
Nichols  Federal provides technical services primarily  to  U.S.
government   defense   agencies.    Nichols   InfoFed   provides
information and technology services to a variety of governmental
agencies.   Nichols InfoTec provides information and  technology
services to various commercial clients, other than healthcare or insurance industry clients.  Nichols SELECT provides information services  to clients in the healthcare and insurance industries.
For  the nine months ended May 31, 1997, the percentage of total
revenues   attributable  to  the  four   business   units   were
approximately 56% for Nichols Federal, 34% for Nichols  InfoFed,
7% for Nichols InfoTec, 3% for Nichols SELECT.

   Expansion  through acquisitions is an important component  of
the  Company's  overall  business  strategy.   The  Company  has
completed    eight      strategic   acquisitions   and alliances
since     September  1,   1994.    The    Company's    continued
ability  to grow by acquisitions is dependent upon, and  may  be
limited   by,   the   availability  of  compatible   acquisition
candidates at reasonable prices, the Company's ability  to  fund or  finance acquisitions on acceptable terms, and the  Company's ability to maintain or enhance the profitability of any acquired business.

                   NICHOLS RESEARCH CORPORATION

                RESULTS OF OPERATIONS (CONTINUED)

   As  part  of  the Company's business strategy  to  enter  new markets, the Company intends to pursue large systems integration
contracts  in  both  the  government  and  commercial   markets,
although competition for such contracts is intense and  many  of the  Company's  competitors  have  greater  resources  than  the
Company.  While  such contracts are working  capital  intensive, requiring large equipment and software purchases to be funded by the  Company  before  payment from  the  customer,  the  Company believes  such  contracts offer attractive  revenue  growth  and margin  expansion  opportunities  for  the  CompanyOs  range  of technical expertise and capabilities.

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

                    NICHOLS RESEARCH CORPORATION

                  RESULTS OF OPERATIONS (CONTINUED)

  The  Company  had  a  backlog  of approximately $1.2  billion, including  options  of  $684.4 million, at  May  31,  1997.  The
Company  had a backlog of $950.4 million, including  options  of
$431.2 million, at May  31, 1996.  Backlog represents the amount of  revenues  expected  to be realized from  awarded  contracts.
Therefore, the amount in backlog is typically less than the face amount  of the contract. The amount includes estimates based  on the  Company's experience with similar awards and customers  and
estimates  of  revenues  that  would  be  recognized  from   the
performance  of options, under existing contracts, that  may  be
exercised   by  the  customer.  These  estimates  are   reviewed
periodically  and  are  adjusted based on the  latest  available information.  Historically,  these  adjustments  have  not  been significant.  Because contracts in backlog are typically  multi-
year  contracts, an increase in backlog may not  translate  into proportional revenue growth in any future period.

The table below presents contract award and backlog data for the periods indicated:

                                        Nine Months Ended
                                       May 31,      May 31,
                                        1997         1996
                                     -----------------------
                                      (amounts in thousands)

Contract award amount............    $  444,309    $ 449,495
Backlog (with options)...........    $1,201,087    $ 950,376
Backlog (without options)........    $  516,681    $ 519,143

    The  following tables set forth, for the periods  indicated,
the   percentage   which  certain  items  in  the   consolidated
statements  of  income bear to consolidated  revenues,  and  the percentage change of such items for the periods indicated:

                      NICHOLS RESEARCH CORPORATION



                                   For the Three Months Ended       For the Nine Months Ended
                                      May 31, 1997 Compared            May 31, 1997 Compared
                                    to the Three Months Ended        to the Nine Months Ended
                                           May 31, 1996                     May 31, 1996
                                   Amount of       Percentage       Amount of       Percentage
                                    Change           Change           Change          Change
                                   -----------------------------------------------------------
                                                      (amounts in thousands)
Revenues........................   $ 38.9             70.4%         $ 115.6            75.5%

Cost and expenses:
  Direct and allocable costs....     36.3             77.8            107.8            83.1
  General and administrative
   expenses.....................      1.5             29.9              4.0            28.9
                                   -------                          --------
     Total cost and expenses....     37.8             73.3            111.8            77.9

Operating profit................      1.1             29.7              3.8            39.6
Other income (expense), net.....       .2            134.4               .1            10.7
                                   -------                          --------
Income before income taxes......      1.3             34.3              3.9            38.1
Income taxes....................      0.5             35.0              1.4            38.1
                                   -------                          --------
Net Income......................      0.8             33.9              2.5            38.1
                                   =======                          ========

                                   For the Three Months Ended       For the Nine Months Ended
                                   May 31,            May 31,       May 31,           May 31,
                                    1997               1996          1997              1996
                                   ----------------------------------------------------------
Revenues.......................    100.0%              100.0%       100.0%             100.0%

Cost and expenses:
  Direct and allocable contract
   costs.......................     88.3                84.7         88.3               84.7
  General and administrative
   expenses....................      6.8                 8.9          6.7                9.0
                                   -----------------------------------------------------------
     Total cost and expenses...     95.1                93.6         95.0                93.7

Operating profit...............      4.9                 6.4          5.0                 6.3

Other income (expense).........       .4                  .3           .2                  .3
                                   ------------------------------------------------------------
Income before income taxes.....      5.3                 6.7          5.2                 6.6
Income taxes...................      1.9                 2.4          1.9                 2.4
                                   ------------------------------------------------------------
Net income.....................      3.4%                4.3%         3.3%                4.2%
                                   ============================================================

COMPARISON OF OPERATING RESULTS FOR FISCAL THIRD QUARTER 1997
WITH FISCAL THIRD QUARTER 1996.

   REVENUES. Revenues increased $38.9 million (70.4%) for the three months and $115.6 million (75.5%) for the nine months ended May 31, 1997 as compared to the three months and nine months ended May 31, 1996. Fiscal year to date revenues increased as a result of revenue from the HPCM contracts and the acquisition of AME completed in May 1996, but decreased as a result of the completion of the initial FedEx contract in first quarter 1996.

    OPERATING PROFIT.  Operating profit increased  $1.1  million
(29.7%)  for the three months  and $3.8 million (39.6%) for  the nine  months ended May 31, 1997.  Costs and expenses were  95.1%
of  revenues for the three months and 95.0% for the nine  months ended May 31, 1997 as compared to 93.6% for the three months and
93.7%  for the nine months ended May 31, 1996.  The increase  in direct  and  allocable  costs as a percentage  of  revenues  was primarily the result of hardware and software acquired  for  the
HPCM  integration contracts.  Included in direct  and  allocable
costs   are  costs  associated  with  the  completion   of   two
significant government contracts which resulted in a decrease in operating profit of approximately 0.5% for the period ended  May
31,   1997.   The  increase  of  $4.0  million  in  general  and
administrative expenses for the nine month period  is  primarily from  increases in amortization of goodwill as well  as  general and administrative expenses of AME acquired in 1996.

    OTHER INCOME.  Other income consists primarily  of  interest
income.   Substantially  all  available  cash  is  invested   in
interest-bearing accounts or fixed income instruments.

    INTEREST EXPENSE. Interest expense increased $0.2 million for the nine months ended May 31, 1997 as a result of short term borrowings during the second quarter. At May 31, 1997 there were no outstanding borrowings under the line of credit.

    EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES. Equity in earnings of unconsolidated affiliates primarily represents the Company's share of earnings from TXEN, Inc. The increase is due to increased revenues and improved profitability of TXEN.

    MINORITY INTEREST.   Minority interest primarily  represents
the  minority partnerOs share of earnings of Holland  Technology
Group  and  Holland  Software Solutions,  joint  ventures.   The
increase  is  a result of the increased profitability  of  these ventures which began in fiscal 1996.

    INCOME TAXES.  Income taxes as a percentage of income before
taxes was 36.3% for the nine months ended May 31, 1997 and   May
31, 1996.

    NET INCOME.   Net income increased $0.8 million (33.9%)  for
the  three  months and $2.5 million (38.1%) for the nine  months ended  May  31,  1997 as compared to the three months  and  nine months  ended May 31, 1996.  The increase is the result  of  the reasons discussed above.

Liquidity and Capital Resources
-------------------------------

   Historically,   the  Company's  positive   cash   flow   from
operations   and  available  credit  facilities  have   provided
adequate  liquidity  and  working  capital  to  fully  fund  the
CompanyOs   operational  needs  and  support   the   acquisition
activities. Working capital was $79.3 million and $41.8  million at  May  31,  1997  and  May  31, 1996, respectively.  Operating activities  provided cash of $1.1 million for  the  nine  months ended  May 31, 1997 and used cash of $0.6 million for  the  nine months  ended May 31, 1996.  The Company realized proceeds  from the  sale  of Common Stock of $3.0 million and $2.2 million  for nine months ended May 31, 1997 and May 31, 1996.

   The  Company has a bank line of credit of $73.5 million which expires in September 1997, unless renewed.  The credit agreement provides  for  interest at London Interbank  Offered  Rate  plus
1.25% and a commitment fee on the unused portion of the line  of
credit.    Outstanding  borrowings  are  secured  primarily   by
accounts  receivable.   As  of  May  31,  1997  there  were   no
outstanding borrowings under the line of credit.

   Purchases of property and equipment were $3.2 million for the nine months ended May 31, 1997 and $3.1 million for the nine months ended May 31, 1996.

   On  February 5, 1997, the Company acquired approximately  35%
of  the outstanding capital stock of Intertech Management Group,
Inc. (Intertech), for approximately $4,025,000. In May 1997, the
Company purchased an additional 5% interest in Intertech for
approximately $525,000.  Intertech  provides software   and data
processing services   to   the telecommunications industry.

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

   Nichols  has  an  option to purchase the remaining  80.1%  of
TXEN, Inc. in August   1997.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On  May 31, 1996, the Company purchased all of the capital stock
of  Advanced   Marine   Enterprises, Inc. (AME)  pursuant  to an
agreement  which  provides indemnification of the Company by the
sellers   against  all damages arising out of litigation pending
against AME.  One of the pending cases was PRC, Inc. v. AME,  et
al., instituted   on   January 2, 1996, in  the Circuit Court of
Arlington County, Virginia, Chancery No. 96.1, wherein PRC, Inc.
alleged that,   among  other  matters,  AME   and certain of its
employees  conspired  to  illegally  acquire the PRC Engineering
Department, including  its  employees,  customers,  property and proprietary information.

The trial of this non-jury action  commenced  May 28, 1996,  and
concluded on  June 19, 1996.   On June 18, 1997, the trial court
entered a final decree  against  the defendants in the aggregate amount of $5,514,795 which includes  interest  at 9%  per  annum from June 19, 1996, attorney fees and cost. On July 9, 1997, AME
filed a Notice of Appeal to   the   Virginia  Supreme Court.  In
addition to the sellers' contractual indemnity, an escrow account funded by the sellers in the amount of approximately $5.8 million exists to secure the sellers' indemnity obligation to the Company which the Company believes will be adequate to cover the potential liability associated with this litigation.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits.

     Exhibit No.                        Description
     -----------                        -----------
         27                             Financial Data Schedule

(b)The Company has not filed any reports on Form 8-K for the nine months ended May 31, 1997.

                      NICHOLS RESEARCH CORPORATION

                              SIGNATURES

                       MANAGEMENT REPRESENTATION

The  accompanying unaudited Consolidated Balance Sheets  at  May
31,  1997,  and  August  31, 1996 as well  as  the  Consolidated
Statements  of  Income, Consolidated Statements  of  Changes  in
Stockholders' Equity and Consolidated Statements of  Cash  Flows
for  the  nine  months ended May 31, 1997 and  1996,  have  been prepared in accordance with instructions to Form 10-Q and do not include  all  of  the  information  and  footnotes  required  by generally  accepted accounting principles for complete financial
statements.   In  the  opinion of management,  all  adjustments,
consisting   only  of  normal  recurring  accruals,   considered
necessary for a fair presentation have been included.






Date:     July 15, 1997                  By:      Allen E. Dillard
       ----------------                     -----------------------
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

                                                 NICHOLS RESEARCH CORPORATION

Date:     July 15, 1997                  By:       Allen E. Dillard
       ----------------                     ------------------------
                                            Vice  President and Chief
                                            Financial Officer
                                            (Principal Finance and Accounting
                                            Officer)

