Form 10-K
period 1997-08-31
NICHOLS RESEARCH CORP /AL/
filed 1997-11-28
CIK 806388

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                       FISCAL YEAR ENDED AUGUST 31, 1997.
            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                  TRANSITION PERIOD FROM ________ TO _________.

                         Commission file number 0-15295
                         ------------------------------

                          NICHOLS RESEARCH CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                        63-0713665
----------------------------------------    ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

      4040 SOUTH MEMORIAL PARKWAY
           HUNTSVILLE, ALABAMA                            35802-1326
----------------------------------------    ------------------------------------
(Address of principal executive offices)                  (Zip Code)

The registrant's telephone number including area code:  (205) 883-1140
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                            Name of each exchange
   -------------------                            ---------------------
          None                                             None

Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       As of November 3, 1997, there were 13,089,417 shares outstanding of Nichols Research Corporation voting Common Stock, $.01 par value. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $274,613,775 based on the closing price of such stock as reported by the Nasdaq National Market on November 3, 1997, assuming that all shares beneficially held by officers and members of the registrant's Board of Directors are shares owned by "affiliates," a status which each of the officers and directors individually disclaims.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents                                                 Form 10-K Reference
---------                                                 -------------------
Portions of the Proxy Statement                           Part III
  for the January 8, 1998
  Annual Shareholders' Meeting

================================================================================

Except for historical information contained herein, this document contains forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These risks and uncertainties discussed in more detail in the Management's Discussion and Analysis of Financial Conditions and Results of Operations section of this Annual Report. These forward-looking statements can be generally identified as such because the content of the statements will usually contain such words as the Company or management "believes," "anticipates," "expects," "hopes," and words of similar import. Similarly statements that describe the Company's future plans, objectives, goals, of strategies are forward-looking looking statements.

                                     PART I
ITEM 1.  BUSINESS

GENERAL

The Company is a premier provider of high-performance technology-based solutions and services where information access, movement, and evaluation are mission critical to an organization's success. The Company provides these services to a wide range of clients, in four markets: national security, government information technology ("IT"), commercial IT, and healthcare IT. The Company's substantial expertise and capabilities in a wide range of technologies have been built over a 21-year period of providing advanced development, scientific and application services to U.S. military programs, including air defense systems, national and theater missile defense systems, and weapons development programs. These activities have allowed the Company to build and maintain a foundation of advanced skills in: systems engineering; command, control, communication, computers and intelligence ("C4I") systems; virtual reality-based training systems; test and evaluation; naval architecture; high performance systems integration; information systems support; network and computer facility outsourcing and management; software and systems development; data warehousing and mining; and systems security. The Company's advanced technical capabilities gained while performing services for mission critical federal projects provide the Company with a technological competence which the Company is transferring to the commercial sector. The Company today addresses the technology needs of a diverse customer base by applying its state-of-the-art technical capabilities in commercial system integration, simulation, software development and client-server architectures, including SAP(TM) consulting. As a result, the Company has expanded the market for its services by offering innovative technical solutions to customers' needs. Although the Company's traditional military technology business has continued to grow, other growing markets for the Company's services now represent approximately 47% of revenues.

MARKET OVERVIEW

         -  Information Technology Market -- Federal Government

         The U.S. Government is the largest single buyer of IT. Federal Sources, Inc. ("Federal Sources"), an independent market research firm specializing in the federal market, estimates that U.S. Government IT spending was $27.9 billion in the Government's fiscal year 1996 (which ended September 30, 1996) and will be $28.3 billion in fiscal year 1997, up 1.4%. Federal Sources estimates that IT spending by civilian agencies will increase from $16.5 billion in fiscal year 1996 to $17.1 billion in fiscal year 1997, up 6.0%. IT spending by the Department of Defense is expected to increase in the next few years, although it is expected to decrease 1.8% from $11.4 billion in fiscal year 1996 to $11.2 billion in fiscal year 1997. Federal Sources estimates that total U.S. Government IT spending will increase at an average annual rate of between 6% and 8% over the next few years.

         -  Information Technology Market -- Commercial Sector

         INPUT, an independent market research firm, estimated that the total commercial IT services market in the United States would be $173 billion in 1995. This market is expected to grow at a 14% average annual rate over the next five years. The market growth is expected to be driven by a growing world economy, increased competition and shorter technology cycles which are forcing more companies to "outsource" their IT services. Over the last few years, the increase in business process engineering projects has also resulted in companies focusing on their core businesses and outsourcing more non-core functions.

         The components of the market in which the Company participates -- professional services (including consulting, custom software development, and training), systems integration, outsourcing and system software products -- are all showing growth. INPUT estimated that the professional services segment was $26 billion in 1995; the systems integration segment was $12 billion; the outsourcing segment was $19 billion; and the systems software products segment was $26 billion. IT spending in the markets that the Company is targeting, such as healthcare, insurance, facility management, and state and local governments, is expected to grow 10% to 20% annually over the next few years.

BUSINESS STRATEGY

         The Company's business strategy consists of three key elements: (i) maintain the Company's leadership in technology applications in its current markets; (ii) apply the Company's technology base to create solutions for new clients in chosen markets; and (iii) make strategic acquisitions and form alliances to gain industry knowledge and thereby provide a sound basis for expanding the business base of the Company.

         Maintain Technology Leadership. The Company's substantial expertise and capabilities in a wide range of technologies have been built over a 21-year period of providing advanced development, scientific, and application services to U.S. military programs, including air defense systems, strategic and theater missile defense systems, and weapons development programs. The Company believes that, because of its expertise and capabilities with such a wide range of technologies, it has an advantage over its competitors in providing information technology and other technical business services based on these technologies. The Company will seek to maintain this advantage by keeping pace with new developments in technology and by continuing to compete for contracts which will require that the Company provide high-quality, sophisticated technical solutions to clients based on the use of advanced technologies.

         Apply Technology To Create Solutions For New Clients. The Company believes that the creative use of its technology expertise and capabilities to provide innovative, focused technical solutions for its clients has been largely responsible for the Company's success. The Company intends to use its base of technical expertise and capabilities in network design, systems integration, software development, simulation technology, and Internet services to create solutions for new clients in government, healthcare, insurance, and other commercial markets.

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

         In order to better execute its business strategy, the Company is organized into the following four strategic business units focused on four broad markets served by the Company:

         NICHOLS FEDERAL provides information services to U.S. defense and intelligence agencies. For the year ended August 31, 1997, Nichols Federal produced approximately 53% of the Company's revenues.

         NICHOLS INFOFED provides information services and systems integration to federal, state and local governmental agencies. For the year ended August 31, 1997, Nichols InfoFed produced approximately 36 % of the Company's revenues.

         NICHOLS INFOTEC provides information technology solutions to commercial customers and selected state government agencies. For the year ended August 31, 1997, Nichols InfoTec produced approximately 7% of the Company's revenues.

         NICHOLS SELECT provides information services and systems integration to healthcare and insurance industries. For the year ended August 31, 1997, Nichols SELECT produced approximately 4% of the Company's revenues. Effective November 5, 1997, the name Nichols SELECT was changed to Nichols TXEN.

ACQUISITIONS AND ALLIANCES

         Since September 1, 1994, the Company has successfully completed eight strategic acquisitions and alliances to expand its business into other markets and gain industry knowledge. The key acquisitions and alliances completed during this period are:

         Communications & Systems Specialists, Inc. ("CSSi"). In September 1994, the Company acquired CSSi, which provides information systems development and services primarily in client-server systems development for federal government agencies. This acquisition enhanced the Company's ability to provide information development services.

         Conway Computer Group ("CCG"). In May 1995, the Company acquired CCG, which provides information technology products and services to a variety of commercial customers. As a result of the CCG acquisition, the Company expanded its business to include computerized workers' compensation claims, administration and risk management services. CCG also provides IT services to a variety of commercial customers, including software development and consulting services. CCG provides support services to customers with IBM business computer systems. Effective October 31, 1997, the name Conway Computer Group was changed to Nichols InfoTec Corporation.

         Computer Services Corporation ("CSC"). In June 1995, the Company acquired CSC, which provides transaction and practice management system services, a computer-based medical management system, and a complete billing and accounts receivable management service to physicians and other medical providers. This acquisition expands the Company's commitment to IT services in the healthcare industry by providing the Company with a core business base in computerized transaction processing and related IT services. Effective September 23, 1996, CSC was merged into Nichols SELECT Corporation which was subsequently renamed Nichols TXEN Corporation.

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

         Intertech Management Group, Inc. ("Intertech"). During fiscal year 1997, the Company acquired approximately 36% of the capital stock of Intertech. Intertech provides software and data processing services to the telecommunications industry.

         NCCIM L.L.C ("NCCIM"). In fiscal year 1997, NCCIM, a joint venture equally owned by the Company and Colsa Corporation, was formed and awarded a five year contract having a value with options of $193 million for Information Mission Area Support Services for the U.S. Army Aviation and Missile Command and other federal, state and local government agencies.

         TXEN, Inc. ("TXEN"). In fiscal year 1995, the Company purchased 19.9% of TXEN with an option to purchase the remaining 80.1%. In August 1997, the Company exercised its option to purchase the remaining 80.1% of the capital stock of TXEN. TXEN provides information technology products and services to the managed healthcare industry, including computerized claims processing and administration services. As a result of the acquisition of TXEN, the Company has enhanced its knowledge of the healthcare industry and acquired a business base in a rapidly expanding segment of the healthcare information services industry. TXEN was merged into Nichols SELECT Corporation, which has been named Nichols TXEN Corporation.

NICHOLS FEDERAL

         Nichols Federal provides technical services to U.S. defense agencies. For the year ended August 31, 1997, Nichols Federal produced approximately 53% of the Company's revenues.

         Nichols Federal provides systems engineering, systems analysis, simulation development, and systems integration for the defense and intelligence technical services market. The Company's capabilities include optics; guidance and control; software engineering; virtual reality trainers and simulations; naval architecture; and C4I. These technical services are rendered primarily for the U.S. Army, U.S. Navy, U.S. Air Force, and national agencies. Many of the Company's contracts are not project specific, but require that the Company provide technical services to a variety of weapons development and other projects.

         The Company has provided technical services related to missile defense since 1983 when the Strategic Defense Initiative Organization ("SDIO") was formed. In 1993, SDIO changed its name to the Ballistic Missile Defense Organization ("BMDO").

BMDO's mission continues to be Ballistic Missile Defense ("BMD") with emphasis on Theater Missile Defense ("TMD") and National Missile Defense ("NMD"). The Company's contract revenues from BMD programs were approximately $56.4 million in fiscal 1995, $63.0 million in fiscal 1996 and $76.5 million in fiscal 1997. Approximately 20% of the Company's revenues in fiscal 1997 were from contracts related to BMD, compared to 26% of revenues in fiscal 1996, and 33% of revenues in fiscal 1995. Ballistic Missile Defense has existed for more than 27 years as a mission of Department of Defense ("DOD") through activities such as the BMD program. If a decision were made to reduce substantially the scope of current BMD programs or to eliminate the BMDO, management believes that many national and theater missile defense programs, including some research and development areas that existed prior to the creation of SDIO/BMDO, would continue to be funded by the U.S. Army and Air Force, and other DOD agencies.

 Missile and Air Defense

         For NMD and TMD programs, the Company's services include system architecture definition; system analysis; system and element definition and performance estimates; system engineering; lethality and vulnerability analysis; test and evaluation; model and simulation development; radar and infrared sensor and seeker definition and technology assessments; risk assessments; and program and system acquisition documentation. Under a $250 million contract with the U.S. Army Space and Missile Defense Command, the Company is providing systems engineering and technical support through studies, concept definition, independent analyses, simulations, technological assessments, and related tasks in support of ballistic and theater missile defense systems, experiments and technology demonstrations. Under a $97 million contract with the BMDO, the Company provides system engineering support for sensor systems. Under a $10 million contract with the U.S. Navy, the Company operates and maintains the Innovative Science and Technology Experimentation Facility at Kennedy Space Center, Florida, which is engaged in scientific and technology experiments associated with BMD programs.

  Space Surveillance and Avionics

         The Company's space surveillance and avionics programs involve satellite and other space applications. The Company performs contracts involving the establishment of the architecture of future space surveillance and avionics systems for the U.S. Air Force, the U.S. Navy and intelligence customers. These contracts are based on the Company's experience in optical sensor and geolocation technologies and its ability to develop sophisticated computer simulations to evaluate the performance of candidate architectures. Under an $85 million contract with the U.S. Air Force Space and Missile Systems Center, the Company provides engineering, analysis, and design for satellite and missile development programs. Under several contracts with the U.S. Air Force, the Company supports new materials research, provides software quality assurance for testing and evaluation, supports research for infrared and cryogenic technologies, provides sensor data reduction analysis, and develops software for satellite tracking systems.

  Army Tactical Systems and Technology

         The Company provides development services for Army tactical systems and technologies, which support Army project offices and research and development centers. The Company develops high-fidelity simulations for weapon systems, which are used for cost-effective missile concept definition, design, and analysis. Under a $103 million contract awarded in fiscal year 1997, the Company provides functional engineering support to the U.S. Army Aviation and Missile Command's ("AMCOM") Research Development and Engineering Center for missile guidance and control.

         The Company used the knowledge and capabilities that it gained from creating computer simulations, performing computer/network integrations and developing high resolution scene generation capabilities to establish an extensive business base in Distributive Interactive Simulation ("DIS") and Virtual Prototype Simulation ("VPS"). DIS is a system that permits an interactive exchange of information to facilitate multiple simulations across a computer network. VPS is a virtual reality computer simulation that replicates the sights, sounds, and functionality of a given system, simulating both the operation of the weapon system and the environment surrounding the operator of the system. VPS may be used to evaluate equipment designs, instruct users in the operation of weapon systems, analyze the effectiveness of the system against different threats, or test system effectiveness under various conditions. In fiscal 1996, the Company was awarded a $48 million contract by the U.S. Army Aviation and Missile Command ("AMCOM")for continued support to the System Simulation and Development Directorate. The Company has developed virtual prototype simulators for several AMCOM systems, including Bradley Stinger Fighting Vehicle ("BSFV"), Line-Of-Sight-Anti-Tank ("LOSAT") missile, Javelin, Tube-Launched-Optically- Guided Weapon ("TOW"), Rapid Force Projection Initiative, Avenger, and Advanced Chaparral.

         Under an $18.7 million contract with the U.S. Army, the Company is producing the Avenger Institutional Conduct of Fire Trainer("ICOFT") and the Avenger Table Top Trainer. These two real-time training devices are being delivered to air defense units of the U.S. Army and U.S. Marine Corps, and to our allies under the Foreign Military Sales Program.

 Special Programs

         The Company provides technical services related to scientific and technical intelligence analysis, threat simulator development, survivability analysis, and sensor development for collection of data for various U.S. intelligence programs. The Company has used its 16-year record of providing systems engineering support to U.S. intelligence programs to expand its customer base in the intelligence area. The Company now assists intelligence customers in resolving new and existing information technologies issues related to missile proliferation, technology transfers, and foreign digital communication systems.

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

         Under a $64 million contract with the Defense Intelligence Agency's Missile and Space Intelligence Center, the Company provides scientific and technical assistance to aid the evaluation of foreign ground missile systems, subsystems, and technologies. Under an $85 million contract awarded in fiscal year 1997 for support to the U.S. Army's Threat Simulation Management Office, the Company provides technical and systems engineering support in the design and development of threat simulators and supports performance assessment tests of developed threat simulators.

         Under a $50 million contract awarded in fiscal year 1997, the Company also supports the Office of Secretary of Defense ("OSD") and joint military services in the conduct of test planning, multi-service coordination, and execution for Joint Test and Evaluations.

Advanced Tactical Systems

         The Company performs basic research and provides engineering services to the U.S. Air Force, U.S. Army, U.S. Navy, and Special Operations Command. Under a $7.8 million contract with Eglin Air Force Base, the Company supports the U.S. Air Force in the development of simulations and signal processing algorithms for the development of advanced guidance concepts for conventional weapon systems. The IRMA Multi-Sensor Signature Model, the Air Force standard air-to-surface target-in-background simulation, is an example of one such code. Training concepts and course development are provided to the U.S. Army STRICOM and the Aviation Center. Other areas of engineering support include special operations technology, mine detection algorithms, avionics counter measures and formational positioning systems, and special operations maritime electronics.

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

         In fiscal year 1997, the Company was awarded another training system contract by the Massachusetts Maritime Academy to deliver a full-mission, ship-handling and navigation bridge simulator for training of cadets, professional mariners, pilots, and docking masters.

         As subcontractor under two contracts awarded in fiscal year 1997, having an aggregate value of approximately $17.5 million, the Company is providing systems engineering management and technical support services to the U.S. Navy's Program Executive Officer for Surface Combatants/AEGIS Program Technical Division.

NICHOLS INFOFED

         Nichols InfoFed provides information services and systems integration to federal, state and local governmental agencies. For the year ended August 31, 1997, Nichols InfoFed produced approximately 36% of the Company's revenues.

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

         Under two contracts awarded in fiscal year 1996 by the U.S. Army Information Systems Selection and Acquisition Agency, having a current combined total value of $409 million, the Company is the lead systems integrator for the DOD High Performance Computing Modernization Program. Under these contracts, the Company supplies computer hardware and software, provides maintenance and systems integration and provides Internet services to DOD shared resource centers in Dayton, Ohio and Vicksburg, Mississippi. These shared resource centers offer government scientists and engineers access to state-of-the-art high performance computing and communications capabilities. These awards established the Company as a leader in systems integration of high performance computers. The U.S. Government has awarded a total of only four such contracts under a program to modernize its shared computer resources. In fiscal year 1997, the Company was awarded a $4.6 million contract to provide integration services and computer equipment under the DOD High Performance Computing Modernization Program at the Redstone Technical Test Center in Huntsville, Alabama.

         Other major contracts of this business unit include a $40.5 million contract with the State of Alabama to provide complete systems integration and facilities management services for the statewide Alabama Research and Education Network and the Alabama Supercomputer Center. The Company is providing Internet access to state government, industry, college and secondary school clients within the State of Alabama. Under two contracts having an aggregate value of $33.6 million with the Defense Intelligence Agency's Missile and Space Intelligence Center, the Company provides acquisition, installation, Intranet and Internet services, and technical and management services for a high performance scientific computer center.

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

         Under a $2.9 million subcontract to support the National Aeronautics and Space Administration ("NASA") Marshall Space Flight Center, the Company is providing the software and services to design, manage, verify, implement, and maintain NASA's Advanced X-Ray Astro-Physics Facility Offline System.

         In fiscal year 1997, the Company was awarded an $8.5 million Management Support Contract by the Ballistic Missile Defense Organization to support an existing management system and provide system design, development, and software integration for the next-generation management system.

         Other customers for which the Company provides information services include the State of Alabama Department of Human Resources and the Office of National Drug Control Policy.

Military Systems and Simulation

         The Company applies its expertise and capabilities in advanced information technology to serve military and other customers. These services include large-scale simulations development, custom software systems, prototype hardware systems, and technical services. The Company designs, develops, and supports large-scale simulations and high-fidelity models in a variety of computer languages and hardware platforms. The Company is experienced in developing user-friendly technologies and developing advanced virtual reality simulations. The Company has significant software engineering resources and an established software process improvement program with experience in all phases of the software development cycle. The Company's work in the areas of data compression, machine vision, neural networks, and fuzzy logic has allowed the Company to become a leader in the areas of image processing and technology integration programs. For example, under contracts having a total value of $1.2 million, the Company is developing imagery exploitation systems for the U.S. Air Force to provide the war fighter real-time imagery information.

NICHOLS INFOTEC

         Nichols InfoTec provides information technology and services to commercial customers in telecommunications, judicial and other commercial markets, exclusive of healthcare and insurance. Services offered by Nichols InfoTec include computer systems integration and engineering, application software development and deployment, data warehousing and mining, security systems, and SAP R/3 consulting and implementation. For the year ended August 31, 1997, Nichols InfoTec produced approximately 7% of the Company's revenues.

Consulting Services

         The Company provides IT consulting services such as networking and systems integration, custom business application software development, contract programming and staff supplementation. The Company provides these IT consulting services for clients with personal computer local area networks and wide area networks and computer systems manufactured by vendors such as IBM, Silicon Graphics, Sun Microsystems, and Digital Equipment Corporation. Programming and design capabilities range from traditional software languages to modern graphical user interface client-server development tools. Telecommunications and transportation are the predominant industries served by the Company's consulting business. The Company's clients include MTEL (Skytel), MobileComm, Oreck and KLLM Transport Services and Federal Express.

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

SAP(TM) Licensing and Implementation

         Nichols ENTEC Systems, L.L.C. ("ENTEC") is a joint venture owned 60% by the Company and 40% by DSM Copolymer, Inc., formed to license and implement SAP(TM) software. This software is used to manage accounting, human resources, production planning, materials management, sales and distribution functions. According to SAP publications, this software has been purchased by more than 7,000 customers worldwide. ENTEC is a national Implementation Partner with SAP America, specializing in the implementation of SAP R/3 enterprise-wide business software. ENTEC was recently named a certified ASAP Partner with SAP America in recognition of ENTEC's capability to implement rapidly SAP R/3 software. ENTEC is also a SAP(TM) Certified Business Solutions Partner serving mid-size companies. ENTEC sells SAP R/3 software to companies under $200 million in annual revenues. ENTEC provides a single point of contact for the customer interested in purchasing software, hardware, and services to implement a complete system. Clients include DSM Copolymer, Med Partners, DynMcDermott, American Iron Reduction, and Unity Communications.

Systems Development and Evaluation

         The Company markets and sells its military sensor technologies for commercial applications. For Crane MOVATS, the Company has developed a universal data system to collect performance data in nuclear power plants. The system combines sensor technology with advanced software technology to increase the efficiency of the operators and minimize exposure to radioactive environments.

         The Company has developed and is manufacturing a fiber optics calibration system known as FOCUS. FOCUS calibrates test equipment used to identify the location of breaks in fiber optic cables without the expense of excavation. The Company has two contracts to provide FOCUS to U.S. Government customers.

Commercial Information Technology

         The Company provides system integration services to customers desiring a single source for their IT requirements.

         The Company serves as a single source integrator for Federal Express Corporation by providing Interactive Training workstations at 550 locations. The Company stages, configures, tests and deploys multimedia systems that train over 55,000 Federal Express employees.

         The Company also specializes in law firm information services which include requirements definition, networking, document management, workflow and routing, and complete testing and installation. Customers for these services include Tanner and Guin in Tuscaloosa, Alabama.

         The Company provides software development services, including industry
- standard Java programming, for a variety of clients. These clients include Federal Express, Sun Microsystems, and Digital Equipment Corporation. In addition, the Company sells a Software Process Improvement Product ("SPIP"), which is used to assist companies in achieving Level 2 of the Software Engineering Institute's Capability Maturity Model. Customers for SPIP include Logicon and Concurrent Technologies.

         The Company provides IT services to support existing information systems such as workflow management, training to improve the client's existing IT capabilities, support of video teleconferences, document imaging, hardware and software support for desktop computers, facilities operation and management, network design and development, and software support for new and existing computer systems. The Company provides these services to commercial clients to ensure maximum utilization of their information systems and to keep their systems up-to-date with evolving technology. Clients include Federal Express, Equifax, The Huntsville Times, and MCI.

NICHOLS SELECT

         Nichols SELECT provides high-performance information technology-based services for the administrative side of healthcare. For the year ended August 31, 1997, Nichols SELECT produced approximately 4% of the Company's revenues.

         The Company identified the healthcare market as an attractive industry for application of its information technology, information services, system integration and wide area network expertise and capabilities. Management believed, however, that the Company needed specific industry knowledge to be successful. Beginning in 1994, the Company began a series of strategic acquisitions and alliances to acquire the necessary healthcare expertise and business acumen. The Company has experienced significant growth providing network-centric information, technology-based services to managed healthcare, hospital-based physicians, physician networks, and workers' compensation markets.

         The Company has focused its healthcare activities in the areas of practice management services, managed care services, and workers' compensation services.

Practice Management Services

         The Company provides practice management information technology-based services, including appointment scheduling, billing, coding, and collections. These services are offered and enabled through a large network data center that allows physicians to be electronically interconnected to payers, financial institutions, Medicare, and Medicaid. The Company has seen substantial growth in providing services for the administrative side of emergency departments for many of the hospitals in Alabama. The Company's services extend to over 2,000 physicians. Clients include Mobile Infirmary, Radiology Associates, Southern Medical Group, DCH Regional Medical Center, Eliza Coffee Memorial Hospital, Columbia HCA, Baptist Health Network and Huntsville Hospital.

Managed Care Services

         In August 1997, the Company exercised its option to purchase the remaining capital stock of TXEN, Inc. ("TXEN"). TXEN provides managed care information technology-based services to healthcare administrators nationwide. TXEN offers its managed care solutions following the same business model and approach as the practice management group. TXEN offers a continuum of technical and administrative services built around a large network data center. Capabilities include risk, claim, membership, provider, utilization, and financial management. TXEN has approximately 75 clients located across the United States representing over two million lives. Clients range in size from start-up organizations to health plans with over 250,000 members. Clients include health maintenance organizations, such as Phoenix Healthcare and Harris Methodist Health Plan; preferred provider organizations, such as Emerald Health Network and Beech Street; physician hospital organizations, such as Texas Children's Health Plan and Yale Preferred Health; and third party administrators, such as Equifax Healthcare Administrators and Seabury and Smith.

Workers' Compensation Services

         The Company develops and supports two major packaged software products which are used for property/casualty and workers' compensation insurance systems. One of the products provides rating, underwriting, policy administration, and premium accounting for insurance companies. The other product provides full claims administration and risk management, as well as electronic data transfer and managed care options, which may be used in conjunction with the other products in an insurance company environment. The Company also provides information technology consulting services, customized software development, and packaged solutions for the property and casualty insurance industry. Customers using the software include the State of Alaska, The Kroger Company, Employers' Security Insurance Co., and American Federated General Agency. The Company recently expanded its services by offering a continuum of technology-based services built around a network data center, following the lead of the managed care and practice management services units.

HealthGate

         The Company owns approximately 17% of HealthGate. HealthGate offers an Internet bio-medical and health information system which provides access to databases, journals, textbooks, continuing education programs, and other related information sources. Under a strategic alliance with HealthGate, the Company performs system development services for

HealthGate and sells products and other services to HealthGate. HealthGate has enrolled approximately 450,000 clients since commencing operations in December 1995.

COMPETITION

         The Company competes against technical services companies in the defense and aerospace industries, including BDM International, Inc., GRC International, Inc., BTG, Inc., and CACI International, Inc. The information services industry in which the Company operates is highly fragmented with no single company or small group of companies in a dominant position. The Company's competitors include large, diversified firms with substantially greater financial resources and larger technical staffs than the Company. Some of the larger competitors offer services in a number of markets which overlap many of the same areas in which the Company offers services, while certain companies are focused on only one or a few of these markets. The firms which compete with the Company are consulting firms, computer services firms, applications software companies and accounting firms, as well as the computer service arms of computer manufacturing companies and defense and aerospace firms. The primary factors of competition in the business in which the Company is engaged include technical, management and marketing competence, price, and past performance. The federal government market is highly competitive with no single dominating company. Procurement reforms over the last year have increased the importance of a contractor's past performance in deciding new bid awards. Past performance can represent over half the criteria weighting on new awards. The Company emphasizes client satisfaction, as evidenced by the Company's ability to maintain clients for many years and winning all of its major contract re-competes during the last five years. The Company believes that its low overhead and cost structure give it an advantage in bidding on contracts.

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

         The Company's federal government contracts are performed under cost-reimbursement contracts, time-and-materials contracts and fixed-price contracts. Cost-reimbursement contracts provide for reimbursement of costs (to the extent allowable under Federal Acquisition Regulations) and for payment of a fee. The fee may be either fixed by the contract (cost-plus-fixed fee) or variable, based upon cost, quality, delivery, and the customer's subjective evaluation of the work (cost-plus-award fee). Under time-and-materials contracts, the Company receives a fixed amount by labor category for services performed and is reimbursed (without fee) for the cost of materials purchased to perform the contract. Under a fixed-price contract, the Company agrees to perform certain work for a fixed price and, accordingly, realizes the benefit or detriment to the extent that the actual cost of performing the work differs from the contract price. Contract revenues for the year ended August 31, 1997 were approximately 49% from cost-reimbursement contracts, approximately 16% from time-and-materials contracts and 35% from fixed-price contracts.

         The Company's allowable federal government contract costs and fees are subject to audit by the Defense Contract Audit Agency ("DCAA"). Audits may result in non-reimbursement of some contract costs and fees. To date, the Company has experienced no material adjustments as a result of audits by the DCAA. The DCAA has not completed audits of the Company's federal contracts for fiscal years 1995, 1996, and 1997.

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

BACKLOG

         The Company had a backlog of approximately $1.2 billion, including options of $300.3 million, at August 31, 1997. The Company had a backlog of $1.0 billion, including options of $501.8 million, at August 31, 1996, and a backlog of $505.7 million, including options of $217.8 million, at August 31, 1995. Backlog represents the amount of revenues expected to be realized from awarded contracts. Therefore, the amount in backlog is typically less than the face amount of the contract. The amount includes estimates based on the Company's experience with similar awards and customers and estimates of revenues that would be recognized from the performance of options, under existing contracts, that may be exercised by the customer. These estimates are reviewed periodically and are adjusted based on the latest available information. Historically, these adjustments have not been significant. Because contracts in backlog are typically multi-year contracts, an increase in backlog may not translate into proportional revenue growth in any future period. Management believes that approximately 20% to 25% of the Company's backlog at August 31, 1997, will result in revenues for the year ending August 31, 1998.

         The backlog amounts as presented are comprised of funded and unfunded components. Funded backlog represents the sum of contract amounts for which funds have been specifically obligated by customers to contracts. Unfunded backlog represents future contract or option amounts that customers may obligate over the specified contract performance periods. The Company's customers allocate funds for expenditures on long-term contracts on a periodic basis. The Company is committed to provide services under its contracts to the extent funds are provided. The funded component of the Company's backlog at August 31, 1997 was approximately $162.2 million. The funded components of the Company's backlog at August 31, 1996 and 1995, were $99.5 million and $56.0 million, respectively. The ability of the Company to realize revenues from contracts in backlog is dependent upon adequate funding for such contracts. Although funding of its contracts is not within the Company's control, actual contract fundings have been approximately equal to the aggregate amounts of the contracts.

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

EMPLOYEES

         At August 31, 1997 the Company had 2,109 full-time employees. Of the Company's professional employees, approximately 83% hold undergraduate degrees and approximately 58% hold advanced degrees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES

         The Company currently leases approximately 226,000 square feet of office space in Huntsville, Alabama, and approximately 329,515 square feet of office space in 28 other locations throughout the United States. The Company's leases expire at varying periods from 1998 to 2005, and currently call for minimum annual lease payments of approximately $7.3 million. Certain of the lessors under such leases are affiliated with the Company. See Note 6 to Notes to the Company's Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

         On May 31, 1996, the Company purchased all of the capital stock of Advanced Marine Enterprises, Inc. ("AME") pursuant to an agreement which provides indemnification of the Company by the sellers against all damages arising out of litigation pending against AME. One of the pending cases was PRC, Inc. v. AME, et al., instituted on January 2, 1996, in the Circuit Court of Arlington County, Virginia, Chancery No. 96.1, wherein PRC, Inc. alleged that, among other matters, AME and certain of its employees conspired to illegally acquire the PRC Engineering Department, including its employees, customers, property, and proprietary information. The trial of this non-jury action commenced May 28, 1996, and concluded on June 19, 1996. On June 18, 1997, the trial court entered a final decree against the defendants in the aggregate amount of $5,514,795 which included interest at 9% per annum from June 19, 1996, attorney fees and costs. On July 9, 1997, AME filed a Notice of Appeal to the Virginia Supreme Court. In addition to the sellers' contractual indemnity, an escrow account funded by sellers in the amount of approximately $5.8 million exists to secure the seller's indemnity obligation to the Company which the Company believes will be adequate to cover the potential liability associated with this litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                             AGE                 POSITION                                                OFFICER SINCE
----                             ---                 --------                                                -------------
Chris H. Horgen                   51            Chairman                                                         1976
Michael J. Mruz                   52            Chief Executive Officer, President,
                                                Chief Operating Officer and Director                             1994
Roy J. Nichols                    59            Senior Vice President and Vice Chairman                          1976
Patsy L. Hattox                   48            Corporate Vice President, Chief Administrative                   1980
                                                Officer, Secretary and Director
J. Michael Coward                 54            Corporate Vice President, Marketing                              1990
Allen E. Dillard                  37            Vice President, Chief Financial Officer and Treasurer            1994
James C. Moule                    61            President, Nichols Federal                                       1988
Michael W. Solley                 39            President, Nichols InfoFed                                       1992
Maurice Romine                    56            President, Nichols InfoTec                                       1996
Thomas L. Patterson               55            President, Nichols SELECT                                        1996


         Chris H. Horgen is a co-founder of the Company, and has been Chairman of the Board since 1991. From 1983 to 1997 he served as Chief Executive Officer of the Company. Mr. Horgen was Co-Chairman of the Board from 1984 to 1991 and Executive Vice President from 1976 to 1983. From 1975 to 1976, Mr. Horgen was Branch Chief of Optical Analysis at McDonnell Douglas Astronautics Company, an aerospace and defense contractor. From 1972 to 1975, he was a Project Manager for Optical Programs for the U.S. Army, and from 1969 to 1972, he was an officer in the U.S. Air Force. He holds a bachelors degree and a masters degree in Aerospace Engineering from Iowa State University and a masters degree in System Management from the University of Southern California. Mr. Horgen also serves as a director of SouthTrust Bank of Alabama, N.A.

         Michael J. Mruz became President of the Company in August 1994, its Chief Operating Officer and a Director in September 1994, and its Chief Executive Officer in September 1997. From 1989 to 1994, Mr. Mruz served as Executive Vice President, Chief Financial and Administrative Officer, and a member of the Board of Directors of BDM International, Inc. ("BDM"), a defense contractor. While at BDM, Mr. Mruz held the positions of Corporate Vice President from 1988 to 1989, Vice President/General Manager of BDM's Huntsville Technology Center from 1983 to 1988, Vice President, Systems Design and Analysis from 1979 to 1983, and various management and technical positions from 1974 to 1979. Mr. Mruz served in the U.S. Air Force from 1968 through 1974 in research and development assignments involving communications systems. Mr. Mruz holds a bachelors degree in Mathematics from Villanova University, and a masters degree in Systems Analysis from the Air Force Institute of Technology.

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

         Michael W. Solley joined the Company in 1983 and has been President of Nichols InfoFed since July 1996. From 1985 to July 1996, Mr. Solley was the Vice President for the computer systems integration unit. Mr. Solley holds a bachelors degree in Electrical Engineering from the University of Alabama in Huntsville.

         Maurice G. Romine became President of Nichols InfoTec Corporation in May 1997. He served as Vice President/General Manager of Nichols InfoTec from November 1996 until May 1997, and Vice President of Commercial Information Technology Systems from February 1996 to November 1996. Prior to joining the Company, Mr. Romine was employed by Intergraph Corporation where he served as Executive Vice-President, Corporate Marketing from November 1989 to October 1992, and held various management and technical positions from October 1976 to November 1989. Mr. Romine holds a bachelors degree in Electrical Engineering from the University of Florida.

         Thomas L. Patterson is President of Nichols SELECT Corporation, a wholly-owned subsidiary of Nichols Research Corporation. He has been active in the healthcare, managed care, and insurance markets since 1980. Mr. Patterson was co-founder and President of TXEN, Inc., an information technology company for managed care organizations, from 1989 to 1997. From 1980 to 1989, he was President of SEAKO, Inc., an information technology company for practice management and managed care systems. Prior to founding SEAKO, Inc., in 1980, he was an engineer for the U.S. Navy Department and in sales and marketing for Electronic Associates, Inc., Hewlett Packard, and Modular Computer Systems, Inc. Mr. Patterson holds a bachelors degree in Mechanical Engineering and a masters degree in Engineering Mechanics from the University of Alabama. He continues to serve the College of Engineering at the University in various voluntary capacities.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Dividend Policy

         The Company has never declared or paid cash dividends on its common stock. The Company presently intends to retain its earnings for use in its business, and therefore does not anticipate paying any cash dividends. Future cash dividends, if any, will be determined by the Board of Directors in light of Company's earnings, financial condition, capital requirements, and such other factors as the Board may deem relevant. The Company's existing loan agreement presently restricts the payment of cash dividends if the Company is in default.

Market and Stockholder Information

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol NRES. The following table sets forth, for the periods indicated, the high and low closing sale prices of the Company's Common Stock as reported on the Nasdaq National Market, and as adjusted for a 3 for 2 stock split on October 12, 1996.

                                                     1997                               1996
                                            High              Low               High             Low
                                            -----------------------------------------------------------
First Quarter...........................    25 1/4            19 13/64          16 3/8           12
Second Quarter..........................    27 1/4            23 1/4            17 1/4           14 1/8
Third Quarter...........................    25 7/8            15 1/4            22 5/8           15 1/2
Fourth Quarter..........................    25 1/2            19                22 1/8           16 5/8

         On November 3, 1997, the per share closing sale price of the Common Stock on the Nasdaq National Market was $25. On November 3, 1997, there were approximately 1,203 holders of record of the Common Stock.

Recent Sales of Unregistered Securities

         In August 1997, the Company issued 1,084,148 shares of Common Stock to shareholders of TXEN, Inc. in connection with the purchase of 80.1% of TXEN capital stock. The offering was exempt from registration under Section 4(2) of the Securities Act of 1933 as a transaction not involving any public offering.

ITEM 6.  SELECTED FINANCIAL DATA

                           FIVE-YEAR FINANCIAL SUMMARY

                          Pro forma
                             1997                1997             1996              1995               1994              1993
                         --------------------------------------------------------------------------------------------------------
Revenues                 $379,695,000        $379,695,000      $242,308,000      $170,331,000      $143,153,000      $159,112,000
                         --------------------------------------------------------------------------------------------------------
Net Income               $ 12,474,000**      $    474,000       $9,9392,000      $  7,202,000      $  6,506,000      $  7,049,000
                         --------------------------------------------------------------------------------------------------------
Earning Per Share *      $       1.02**      $       0.04      $       0.92      $       0.76      $       0.70      $       0.75
                         --------------------------------------------------------------------------------------------------------
Stockholders'
Equity                   $144,393,000        $144,393,000      $112,961,000      $ 67,848,000      $ 57,308,000      $ 52,700,000
                         --------------------------------------------------------------------------------------------------------
Long-term Debt           $  4,025,000        $  4,025,000      $  4,784,000      $  5,366,000      $  4,328,000                --
                         --------------------------------------------------------------------------------------------------------
Goodwill, Net            $ 49,915,000        $$49,915,000        21,004,000      $  8,803,000                --                --
                         --------------------------------------------------------------------------------------------------------
Total Assets             $206,155,000        $206,155,000      $161,964,000      $100,879,000      $ 80,761,000      $ 71,990,000


* As adjusted for a 3 for 2 stock split on October 21, 1996.

** Excludes a $12 million write off of purchased in-process research and development.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Business Environment

      The Company is a leading provider of high-performance technology-based solutions and services where information access, movement, and evaluation are mission-critical to an organization's success. The Company provides these services to a wide range of clients, including the Department of Defense (DOD), other federal agencies, state and local governments, healthcare and insurance organizations, and commercial enterprises. The Company was founded in 1976 to develop specialized optical sensing capabilities for military weapons and ballistic defense programs. Until fiscal year 1991, virtually all of the Company's revenues were derived under contracts with the federal government relating to high technology weapons systems, strategic missile defense and other related aerospace technologies. Areas of particular strength have included tactical technology, smart sensing systems, simulations, data processing, systems engineering and systems integration (including software development, networking, hardware acquisition and installation, user training and system operation and maintenance). Beginning in fiscal year 1991, in response to increasing budget pressure on military procurements, the Company strategically began to develop applications for its technical capabilities outside its traditional core military business. Although the Company's core military business has continued to grow, the Company has successfully entered the markets for other government information technology solutions, as well as information technology solutions in the healthcare industry and other commercial markets. The Company's business strategy consists of three key elements: (i) maintain the Company's leadership in technology in its current markets; (ii) apply the Company's technology to create solutions for new clients; and (iii) make strategic acquisitions and form alliances to expand the business of the Company and gain industry knowledge. The Company's business and financial performance are subject to risks and uncertainties, including those discussed below.

      In July 1996, the Company announced a formal organization definition for its four strategic business units. The organizations reflect the particular market focus of each line of business. Nichols Federal provides technical services primarily to U.S. Government defense agencies. Nichols InfoFed provides information and technology services to a variety of governmental agencies. Nichols InfoTec provides information and technology services to various commercial clients. Nichols SELECT provides information services to clients in the healthcare and insurance industries. For the year ended August 31, 1997, the percentage of total revenues attributable to the four business units was approximately 53% for Nichols Federal, 36% for Nichols InfoFed, 7% for Nichols InfoTec, and 4% for Nichols SELECT. The percentage of revenues represented by Nichols SELECT for fiscal year 1998 is expected to increase as a result of acquiring the remaining 80.1% of TXEN, Inc. on August 29, 1997 (see Note 9 of Notes to Consolidated Financial Statements).

      Expansion through acquisitions is an important component of the Company's overall business strategy. The Company has successfully completed eight strategic acquisitions and alliances since September 1, 1994, most of which have centered on information technology (IT) and healthcare information services markets. Since the respective dates of the acquisitions, the Company has integrated these acquired entities in order to draw on the Company's base of technical expertise and capabilities in designing solutions for government, commercial, and healthcare clients.

      The Company's continued ability to grow by acquisitions is dependent upon, and may be limited by, the availability of compatible acquisition candidates at reasonable prices, the Company's ability to fund or finance acquisitions on acceptable terms, and the Company's ability to maintain or enhance the profitability of any acquired business.

      As part of the Company's business strategy to enter new markets, the Company continues to pursue large systems integration contracts in both the government and commercial markets, although competition for such contracts is intense and many of the Company's competitors have greater resources than the Company. While such contracts are working capital intensive, requiring large equipment and software purchases to be funded by the Company before payment from the customer, the

Company believes such contracts offer attractive revenue growth and margin expansion opportunities for the Company's range of technical expertise and capabilities.

      The Company's revenues and earnings may fluctuate from quarter to quarter based on such factors as the number, size, and scope of projects in which the Company is engaged, the contractual terms and degree of completion of such projects, expenditures required by the Company in connection with such projects, any delays incurred in connection with such projects, employee utilization rates, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects, and general economic conditions. Under certain contracts, the Company is required to purchase and resell to the customer large amounts of computer hardware and other equipment. Revenues are accrued when this equipment is acquired for resale, and as a result, quarterly revenues will be impacted by fluctuations related to equipment purchases which occur on a periodic basis depending on contract terms.

      Approximately 88%, 76%, and 81% of the Company's total revenues in fiscal 1997, fiscal 1996, and fiscal 1995 were derived from contracts or subcontracts funded by the U.S. Government. These U.S. Government contracts include military weapons systems contracts funded by DOD that accounted for approximately 53%, 57%, and 69% of the Company's total revenues in such years, respectively. The Company believes that the success and development of its business will continue to be dependent upon its ability to participate in U.S. Government contract programs. Accordingly, the Company's financial performance may be directly affected by changing U.S. Government procurement practices and policies. Other factors that could materially and adversely affect the Company's government contracting business and programs include budgetary constraints, changes in fiscal policies or available funding, changes in government programs or requirements (including proposals to abolish certain government agencies or departments, curtailing the U.S. Government's use of technology services firms, the adoption of new laws or regulations), technological developments and general economic conditions. These factors could cause U.S. Government agencies to exercise their rights to terminate existing contracts for convenience or not to exercise options to renew such contracts.

      In addition, certain of the Company's contracts individually contribute a significant percentage of the Company's revenues. For the year ended August 31, 1997, the Company's two largest contracts (by revenues) were high-performance systems integration contracts, which generated approximately 30% of the Company's total revenues for such period; these two contracts are expected to represent less than 15% of fiscal year 1998 revenues. The Company's five largest contracts (by revenues) generated approximately 50% of the Company's total revenues for such period. The Company expects revenues to continue to be concentrated in a relatively small number of large U.S. Government contracts. Termination of such contracts, or the Company's inability to renew or replace such contracts when they expire, could materially and adversely affect the Company's revenues and income.

      Historically, a majority of the Company's revenues (53% for the year ended August 31, 1997) are related to U.S. military weapons systems. The U.S. military weapons budget has been declining in real terms since the mid-1980s, resulting in some cases in program delays, extensions, and cancellations. A further significant decline in U.S. military expenditures for weapons systems, or a reduction in the weapons systems portion of the defense budget, could materially and adversely affect the Company. The loss or significant curtailment of the Company's U.S. military contracts would materially and adversely affect the Company's revenues and income.

      Approximately 20% of the Company's revenues in fiscal 1997 were from contracts related to Ballistic Missile Defense (BMD), compared to 26% of revenues in fiscal 1996 and 33% of revenues in fiscal 1995 from such contracts. Strategic defense has existed for more than 26 years as a mission of DOD through activities such as the BMD program. If a decision were made to reduce substantially the scope of current BMD programs, management believes that many national and theater missile defense programs would continue to be funded by the U.S. Army and Air Force, and other DOD agencies. While the Company has expanded into other markets, a decision to reduce significantly or eliminate missile defense funding would have an adverse effect on the Company's revenues and income.

      The Company performs its services under U.S. Government contracts that usually require performance over a period of one to five years. Long-term contracts may be conditioned upon continued availability of Congressional appropriations. Variances between anticipated budgets and Congressional appropriations may result in delay, reduction, or termination of such contracts. Contractors can experience revenue uncertainties with respect to available contract funding during the first quarter of the government's fiscal year beginning October 1, until differences between budget requests and appropriations are resolved.

      The Company's contracts with the U.S. Government and its prime contractors are subject to termination, in whole or in part, either upon default by the Company or at the convenience of the government. The termination for convenience provisions generally entitle the Company to recover costs incurred, settlement expenses, and profit on work completed prior to termination. Because the Company contracts to supply goods and services to the U.S. Government, it is also subject to other risks, including contract suspensions, audit adjustments, protests by disappointed bidders of contract awards which can result in the re-opening of the bidding process and changes in government policies or regulations.

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

      The Company assumes greater financial risk on fixed-price contracts than on either time-and-materials or cost-reimbursement contracts. As the Company increases its commercial business, it believes that an increasing percentage of its contracts will be fixed-priced. Failure to anticipate technical problems, estimate costs accurately, or control costs during performance of a fixed-price contract, may reduce the Company's profit or cause a loss. In addition, greater risks are involved under time-and-materials contracts than under cost-reimbursement contracts because the Company assumes the responsibility for the delivery of specified skills at a fixed hourly rate. Although management believes that adequate provision for its fixed-price and time-and-materials contracts is reflected in the Company's financial statements, no assurance can be given that this provision is adequate or that losses on fixed-price and time-and-materials contracts will not occur in the future.

      To compete successfully for business, the Company must satisfy client requirements at competitive rates. Although the Company continually attempts to lower its costs, there are other information technology and technical services companies that may provide the same or similar services at comparable or lower rates than the Company. Additionally, certain of the Company's clients require that their vendors reduce rates after services have commenced. The Company's success will also depend upon its ability to attract, retain, train, and motivate highly skilled employees, particularly in the areas of information technology, where such employees are in great demand.

Results of Operations

      The following table sets forth, for the periods indicated, the percentages which certain items bear to consolidated revenues and the percentage change of such items for the periods indicated. The amounts for fiscal year 1997 include the impact of the $12 million write-off of purchased in-process research and development associated with the acquisition of TXEN, Inc.:

                                                    Percentage of Revenues        Percentage Increase (Decrease)
                                                 1997        1996       1995           1997-1996   1996-1995
------------------------------------------------------------------------------------------------------------
Revenues ...................................    100.0%      100.0%      100.0%            56.7%       42.3%
Costs and expenses:
     Direct and allocable costs ............     88.3        84.9        86.6             62.9        39.4
     General and administrative expenses ...      6.8         9.1         7.6             17.3        71.5
     Write-off of purchased in-process
     research and development ..............      3.2          --          --              n/a         n/a
     Total costs and expenses ..............     98.3        94.0        94.2             63.7        42.0
 Operating profit ..........................      1.7         6.0         5.8            (54.8)       46.1
 Other income (expense), net ...............       .3          .1          .8            183.6       (74.2)
 Income before income taxes ................      2.0         6.1         6.6            (48.6)       30.3
Income taxes ...............................      1.9         2.2         2.4             32.8        30.0
Net income .................................      0.1%        3.9%        4.2%           (95.0%)      30.4%

      The following table summarizes the percentage of revenue by contract type for the periods indicated:

                                  1997      1996      1995
-------------------------------------------------------------
Cost-reimbursement ...........     49%       51%       48%
Fixed-price ..................     35        22        16
Time-and-materials ...........     16        27        36
                                  ---       ---       ---
                                  100%      100%      100%

      The table below presents contract award and backlog data for the periods indicated:


                                              1997             1996            1995
--------------------------------------------------------------------------------------
                                                          (in thousands)
Contract award amount ...............      $  679,174       $  598,653       $174,049
Backlog (with options) ..............      $1,228,362       $1,003,135       $505,744
Backlog (without options) ...........      $  300,337       $  501,373       $287,977
Backlog percentage by contract type:
     Cost-reimbursement .............              45%              60%            64%
     Fixed-price ....................              30%              30%            18%
     Time-and-materials .............              25%              10%            18%

Comparison of Operating Results for Fiscal 1997 with Fiscal 1996

      REVENUES. Revenues increased $137.4 million (56.7%) in fiscal 1997. Approximately 72% of the increase was attributable to revenues from two high performance system integration contracts awarded in 1996. During fiscal year 1997, the two contracts generated 30% of the Company's total revenues. At August 31, 1997 a substantial portion of the two contract values have been realized and it is expected that the contracts will generate less than 15% of the Company's total revenues in fiscal year 1998. Approximately 21% of the increase in revenues was attributable to acquisitions completed late in fiscal year 1996. Approximately 7% of the increase in revenues was attributable to the existing contract base.

      OPERATING PROFIT. The Company expensed $12 million of costs in the fourth quarter of fiscal 1997 for research and development activities in-process at the time of the acquisition of the remaining 80.1% of TXEN, Inc. stock. Including the $12 million write-off of purchased in-process research and development associated with the acquisition of TXEN, Inc., operating profit decreased $7.9 million (54.8%) in fiscal 1997. Excluding the $12 million write-off of purchased in-process research and development, operating profit increased $4.1 million (28.8%) in fiscal 1997. Including the write-off of purchased in-process research and development, costs and expenses were 98.3% of revenues compared to 94.0% for fiscal 1996. The write-off of purchased in-process research and development represents 3.2% of total costs and expenses. Excluding the purchase of in-process research and development, costs and expenses were 95.1% of revenues for fiscal 1997 as compared to 94.0% for fiscal 1996. Direct and allocable costs increased 62.9% ($129.4 million) in fiscal 1997 as compared to fiscal 1996. The increase is primarily the result of increased purchases of hardware, software and subcontractor services in the performance of government contracts. Direct and allocable costs as a percent of revenue increased to 88.3% in fiscal 1997 as compared to 84.9% in fiscal 1996 as a result of lower margins typically realized on the purchased hardware, software, and subcontractor services. General and administrative expenses increased 17.3% ($3.8 million) in fiscal 1997 as compared to fiscal 1996. The increase is primarily a result of investments in marketing and infrastructure resources made in fiscal 1997 which are expected to support future commercial revenues.

      OTHER INCOME (EXPENSE). Other income (expense) increased $200,000 in 1997 as compared to 1996. Other income includes equity in earnings of unconsolidated affiliates and interest income; other expense includes interest expense and minority interest. Equity in earnings of unconsolidated affiliates primarily represents the Company's share of earnings of TXEN, Inc. As of August 29, 1997, TXEN, Inc. became a wholly-owned subsidiary of the Company. Interest income is from the investment of the Company's cash reserves. Substantially all available cash is invested in interest-bearing accounts or fixed income instruments. Minority interest primarily represents the minority partner's share of earnings of Holland Technology Group and Holland Software Solutions joint ventures, 60% of which are owned by the Company. The Company began consolidating these entities at the beginning of fiscal year 1997.

      INCOME TAXES. Income taxes as a percentage of income before taxes was 93.7% in fiscal 1997 and 36.3% in fiscal 1996. The $12 million write-off of purchased in-process research and development in the fourth quarter of fiscal 1997 is not deductible for tax purposes.

      NET INCOME. Including the $12 million write-off of purchased in-process research and development, net income decreased $8.9 million (95.0%) for fiscal 1997 as compared to fiscal 1996. The decrease is the result of the impact of the $12 million write-off of purchased in-process research and development.

      EARNINGS PER SHARE. Earnings per share for fiscal 1997 were $0.04 as compared to $0.92 for fiscal 1996, a decrease of 95.6%. Excluding the $12 million write-off of purchased in-process research and development, earnings per share were $1.02 as compared to $0.92 for fiscal 1996, a 10.9% increase. Excluding the $12 million write-off of purchased in-process research and development, net income increased 32.8% ($3.1 million), while weighted average shares outstanding increased 19.9% (2,035,672 shares) for fiscal 1997 as compared to fiscal 1996.

Comparison of Operating Results for Fiscal 1996 with Fiscal 1995

      REVENUES. Revenues increased $72.0 million (42.3%) in fiscal 1996. Approximately 25% of the increase was attributable to revenues from the high performance systems integration contracts. Approximately 35% of the increase was attributable to acquisitions completed in fiscal year 1996 and late fiscal 1995. Approximately 40% of the increase in revenues was attributable to the existing contract base.

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

      EARNINGS PER SHARE. Earnings per share for fiscal 1996 were $0.92 as compared to $0.76 for fiscal 1995, an increase of 21.1%. Net income increased 30.4% ($2.2 million), while weighted average shares outstanding increased 8.7% (820,035 shares) for fiscal 1996 as compared to fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company's positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company's operational needs and support the acquisition program. Working capital was $66.6 million, $72.7 million, and $46.8 million at August 31, 1997, 1996 and 1995, respectively. Operating activities provided cash of $16.0 million for the year ended August 31, 1997, used cash of $5.0 million for the year ended August 31, 1996 and provided cash of $6.8 million for the year ended August 31, 1995. The Company realized proceeds from the sale of common stock and reissuance of treasury stock of $4.6 million, $33.3 million, and $2.3 million for the years ended August 31, 1997, 1996 and 1995, respectively. The proceeds of $33.3 million in fiscal 1996 include net proceeds of $30.7 million from the sale of its common stock pursuant to an effective registration statement covering 1,678,050 shares of the Company's common stock (as adjusted for a 3 for 2 stock split effective October 21, 1996). These proceeds were used to repay $14.5 million of indebtedness under its existing bank line of credit facility and fund working capital requirements.

      The Company has a bank line of credit of $73.5 million which expires in November 1997. The Company believes that this line of credit will be renewed or replaced with a comparable facility at similar terms and conditions. The credit agreement provides for interest at London Interbank Offered Rate plus 1.25% and a commitment fee on the unused portion of the line of credit. Outstanding borrowings are secured primarily by accounts receivable. In fiscal 1995, the Company borrowed $2.2 million under an Alabama State Industrial Development Bond program offering certain incentives which effectively reduced the cost of borrowing. The proceeds were utilized to expand acquisitions of property and equipment for information technology programs.

      Purchases of property and equipment were $4.4 million, $5.1 million, and $2.2 million for the years ended August 31, 1997, 1996 and 1995, respectively. There are no material capital expenditure commitments at August 31, 1997.

      The Company is regularly evaluating potential acquisition candidates. In fiscal 1995, the Company acquired a 100% interest in three separate information system development and technology companies. These companies provide services primarily to commercial and healthcare clients. The aggregate cash consideration for these transactions was approximately

$11.4 million. In May 1996, the Company acquired all of the outstanding capital stock of Advanced Marine Enterprises (AME), Inc. for cash consideration of approximately $15.1 million and 108,066 shares of Company stock. These acquisitions were accounted for using the purchase method of accounting, resulting in intangible assets with estimated useful lives ranging from five to fifteen years. In fiscal year 1995, the Company purchased 19.9% of TXEN for approximately $1.5 million. In August 1997, the Company exercised its option to acquire the remaining 80.1% interest of TXEN, Inc. (TXEN) for aggregate consideration of approximately $43.8 million, consisting of approximately $17.6 million in cash and $26.3 million in Company stock. The total purchase price with respect to the TXEN acquisition has been allocated to the TXEN assets and liabilities on a preliminary basis, subject to a final allocation among intangible assets. The preliminary allocation of intangible assets includes $12 million to in-process research and development, expensed in the fourth quarter of fiscal 1997, and $29.9 million to goodwill. The portion of such $29.9 million classified as goodwill will be amortized using the straight-line method over an estimated useful life of twenty years. If all or a part of such $29.9 million is allocated to intangible assets other than goodwill, such assets would likely have an amortization period of less than twenty years.

      In fiscal 1996, the Company was awarded two contracts for information system development and computer system integration activities, which required the Company to acquire substantial amounts of computer hardware for resale or lease to customers. The Company continues to actively pursue other contracts that could require similar equipment acquisitions. The timing of payments to suppliers and payments from customers under the Company's system integration contracts could cause cash flows from operations to fluctuate from period to period.

      The Company believes that its existing capital resources, together with available borrowing capacity, will be sufficient to fund operating needs, finance acquisitions of property and equipment, and make strategic acquisitions, if appropriate.

RECENT ACCOUNTING PRONOUNCEMENTS

      In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings Per Share. The overall objective of Statement No. 128 is to simplify the calculation of earnings per share (EPS) and achieve comparability with recently issued international accounting standards. The company will first report on the new EPS basis in the fourth quarter ending August 31, 1998. Subsequent to the effective date, all prior period EPS amounts (including information regarding EPS in interim financial statements, earnings summaries, and selected financial data) are required to be restated to conform to the provisions of Statement No. 128.

EFFECTS OF INFLATION

      Substantially all contracts awarded to the Company have been based on proposals which reflect estimated cost increases due to inflation. Historically, inflation has not had a significant impact on the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CONSOLIDATED BALANCE SHEETS

                                                                 As of August 31,
                                                        1997           1996          1995
                                                     --------------------------------------
ASSETS                                                           (in thousands)
Current assets:
Cash and temporary cash investments (Note 1) ...      $ 23,354      $ 21,419      $ 17,196
Accounts receivable (Note 2) ...................        93,425        90,232        53,103
Deferred income taxes (Note 1 and 4) ...........         2,102         1,519         1,351
Other ..........................................         3,311         2,384         1,593
                                                      --------      --------      --------
     Total current assets ......................       122,192       115,554        73,243

Long-term investments (Note 1 and 3) ...........         3,738         4,483         4,530

Property and equipment (Note 1):
   Computers and related equipment .............        21,956        17,182        11,973
   Furniture, equipment and improvements .......         9,666         6,915         5,149
   Equipment-contracts .........................         5,771         5,771         5,771
                                                      --------      --------      --------
                                                        37,393        29,868        22,893
   Less accumulated depreciation ...............        18,715        14,721        11,434
                                                      --------      --------      --------
   Net property and equipment ..................        18,678        15,147        11,459

Goodwill (net of accumulated amortization of
   $2,946, $1,246 and $171) (Note 1 and 9) .....        49,915        21,004         8,803
Software development costs (net of accumulated
   amortization of $314, $113, and $24) (Note 1)         2,486         1,138           292
Investment in affiliates (Note 10) .............         8,363         4,099         1,593
Other assets ...................................           783           539           959
                                                      --------      --------      --------
     Total assets ..............................      $206,155      $161,964      $100,879
                                                      ========      ========      ========

                                                                      As of August 31,
                                                            1997             1996            1995
                                                          ---------       ---------       ---------
                                                             (in thousands except per share data)
LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
   Accounts payable ................................      $  28,448       $  31,032       $  16,886
   Accrued compensation and benefits (Note 7) ......         11,388           9,037           6,897
   Income taxes payable (Note 4) ...................            369             238             969
   Current maturities of long-term debt (Note 5) ...            761             764           1,187
   Borrowings on line of credit ....................         10,000              --              --
   Deferred revenue ................................          3,114             205             166
   Other ...........................................          1,534           1,603             365
                                                          ---------       ---------       ---------
     Total current liabilities .....................         55,614          42,879          26,470

Deferred income taxes (Note 1 and 4) ...............          1,816           1,340           1,195

Long-term debt (Note 5):
   Industrial development bonds ....................          1,558           1,777           2,000
   Long-term notes .................................          2,467           3,007           3,366
                                                          ---------       ---------       ---------
     Total long-term debt ..........................          4,025           4,784           5,366

Commitments (Note 6)

 Minority interest in consolidated subsidiaries ....            307              --              --

 Stockholders' equity (Note 1 and 8):
   Common stock, par value $.01 per share
     Authorized - 20,000,000, 20,000,000 and
     10,000,000 shares, respectively. Issued -
     13,137,657, 11,651,018, and 9,658,840 shares,
     respectively ..................................            131             117              97
   Additional paid-in capital ......................         90,015          59,071          24,225
   Retained earnings ...............................         55,535          55,061          45,669
   Less cost of 168,500, 168,500, and 276,566 shares
     treasury stock, respectively ..................         (1,288)         (1,288)         (2,143)
                                                          ---------       ---------       ---------
     Total stockholders' equity ....................        144,393         112,961          67,848
                                                          ---------       ---------       ---------
     Total liabilities and stockholders' equity ....      $ 206,155       $ 161,964       $ 100,879
                                                          =========       =========       =========

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                      Years ended  August 31,
                                                            1997                1996              1995
                                                        ------------       ------------       -----------
                                                                (in thousands except per share data)
Revenues (Note 1) ................................      $    379,695       $    242,308       $   170,331
Costs and expenses:
   Direct and allocable costs ....................           335,222            205,798           147,584
   General and administrative expenses ...........            25,979             22,150            12,917
   Write-off of purchased in-process research and
   development (Note 9) ..........................            12,000                 --                --
                                                        ------------       ------------       -----------
     Total costs and expenses ....................           373,201            227,948           160,501
                                                        ------------       ------------       -----------
Operating profit .................................             6,494             14,360             9,830
Other income (expense):
   Interest expense (Note 5) .....................              (501)              (625)             (114)
   Other income, principally interest ............             1,063              1,009             1,602
   Equity in earnings of unconsolidated affiliates               656                 --                --
   Minority interest in consolidated subsidiaries               (129)                --                --
                                                        ------------       ------------       -----------
Income before income taxes .......................             7,583             14,744            11,318

Income taxes (Note 4) ............................             7,109              5,352             4,116
                                                        ------------       ------------       -----------
Net income .......................................      $        474       $      9,392       $     7,202
                                                        ============       ============       ===========
Earnings per share (Note 1) ......................      $       0.04       $       0.92       $      0.76
                                                        ============       ============       ===========
Weighted average number of common and common
   equivalent shares (Note 1) ....................        12,274,371         10,238,699         9,418,664
                                                        ============       ============       ===========

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

                                                            Additional                                   Total
                                           Common Stock       Paid-In      Retained       Treasury    Stockholders'
                                        Shares      Amount    Capital      Earnings        Stock         Equity
                                     --------------------------------------------------------------------------
                                                       (in thousands except share data)
BALANCE, AUGUST 31, 1994 ......       9,393,205      $ 94      $22,497      $38,467      $(3,750)      $ 57,308
Exercise of stock options .....         197,889         2          938           --           --            940
Employee stock purchases ......          67,746         1          577           --           --            578
Reissue of 207,184 shares of
   treasury stock .............              --        --          213           --        1,607          1,820
Net income ....................              --        --           --        7,202           --          7,202
                                     --------------------------------------------------------------------------
BALANCE, AUGUST 31, 1995 ......       9,658,840        97       24,225       45,669       (2,143)        67,848
Sale of  common stock .........       1,678,050        17       30,663           --           --         30,680
Exercise of stock options .....         249,425         2        1,644           --           --          1,646
Employee stock purchases ......          64,703         1        1,016           --           --          1,017
Reissue of  108,066 shares of
   treasury stock .............              --        --        1,523           --          855          2,378
Net income ....................              --        --           --        9,392           --          9,392
                                     --------------------------------------------------------------------------
BALANCE, AUGUST 31, 1996 ......      11,651,018       117       59,071       55,061       (1,288)       112,961
Exercise of stock options .....         322,675         3        3,040           --           --          3,043
Employee stock purchases ......          79,816        --        1,590           --           --          1,590
Issue of stock for acquisition        1,084,148        11       26,314           --           --         26,325
Net income ....................              --        --           --          474           --            474
                                     --------------------------------------------------------------------------
BALANCE, AUGUST 31, 1997 ......      13,137,657      $131      $90,015      $55,535      $(1,288)      $144,393
                                     ==========================================================================

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the years ended August 31,
                                                               1997           1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...........................................      $    474       $  9,392       $  7,202
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
   Depreciation ......................................         3,994          3,287          2,509
   Amortization ......................................         1,926          1,301            398
   Equity in earnings of unconsolidated affiliates ...          (656)            --             --
   Minority interest .................................           307             --             --
   Deferred income taxes .............................          (314)           (23)           178
   Write-off of purchased in-process research and
   development .......................................        12,000             --             --
     Changes in assets and liabilities, net of effects
     of  acquisitions:
     Accounts receivable .............................         1,346        (30,097)       (10,919)
     Other assets ....................................        (1,366)        (1,165)           846
     Accounts payable ................................        (3,892)        12,110          3,497
     Accrued compensation and benefits ...............         2,030          1,028          1,921
     Income taxes payable ............................          (282)          (731)           840
     Other current liabilities .......................           438           (148)           326
                                                             --------------------------------------
     Total adjustments ...............................        15,531        (14,438)          (370)
                                                             --------------------------------------
       Net cash provided (used) by operating
       activities ....................................        16,005         (5,046)         6,832
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment ...................        (4,406)        (5,062)        (2,213)
Purchase of long-term investments ....................           (75)            --             --
Payment for non-compete agreement ....................            --             --           (900)
Payments for acquisitions, net of cash acquired ......       (18,180)       (15,503)       (10,547)
Payments for investment in affiliates ................        (6,054)        (2,504)        (1,535)
Proceeds from sale of long-term investments (Note 3) .            --             --          3,284
Proceeds from maturity of long-term investments ......           775             --             --
                                                             --------------------------------------
     Net cash used by investing activities ...........       (27,940)       (23,069)       (11,911)

                                                                For the years ended August 31,
                                                             1997           1996           1995
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock .............         4,633         33,343          1,518
Proceeds from long-term debt .......................            --             --          2,225
Payments of long-term debt .........................          (763)        (1,005)        (1,557)
Proceeds from borrowings on line of credit .........        25,000         14,500             --
Payments on line of credit borrowings ..............       (15,000)       (14,500)            --
Proceeds from sale of treasury stock ...............            --             --            734
                                                          ---------------------------------------
 Net cash provided by financing activities .........        13,870         32,338          2,920
                                                          ---------------------------------------
 Net increase (decrease) in cash and temporary cash
   investments .....................................         1,935          4,223         (2,159)
 Cash and temporary cash investments at beginning
   of  year ........................................        21,419         17,196         19,355
                                                          ---------------------------------------
 Cash and temporary cash investments at end
   of year .........................................      $ 23,354       $ 21,419       $ 17,196
                                                          =======================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Deferred compensation resulting from the exercise of
   restricted stock options and issuance of treasury
   stock ...........................................      $     --       $     --       $     81
Issuance of stock as consideration in acquisitions .        26,325          2,378          1,005
Adjustment to purchase price allocation ............           200             --             --

                   Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION. Nichols Research Corporation (NRC) provides information systems and technology services to agencies of the Department of Defense, (DOD) non-defense federal agencies, state governments and commercial entities.

      The consolidated financial statements include the accounts of Nichols Research Corporation and its majority-owned subsidiaries and joint ventures (the "Company"). Wholly-owned subsidiaries as of August 31, 1997 are Communications & Systems Specialists, Inc. (CSSi), NRC Technical Services Corporation (NRCTSC), Conway Computer Group, Inc., (CCG), Advanced Marine Enterprises, Inc. (AME), and Nichols SELECT Corporation (NSC). Majority-owned joint ventures as of August 31, 1997 are Holland Technology Group and Holland Software Solutions. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's earnings in unconsolidated affiliates and joint ventures are accounted for using the equity method.

      REVENUE RECOGNITION. The major portion of the Company's revenues result from services performed under U.S. Government contracts, either directly or through subcontracts. Revenue on cost-plus-fee (including award fee) contracts is recognized based on reimbursable costs incurred plus estimated fees earned thereon. Revenue on fixed-price contracts is recognized using the percentage of completion method based on costs incurred in relation to total estimated costs. Revenue on time-and-materials contracts is recognized to the extent of fixed billable rates for hours delivered plus reimbursable costs. Provisions for losses on contracts are recognized in the period in which the loss is first determinable. Unbilled accounts receivable are stated at estimated realizable value.

      PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives of three to ten years for equipment and furniture and over the terms of the related leases for leasehold improvements.

      In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No. 121 in the first quarter of fiscal year 1997 and there was no adverse impact to the financial statements.

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

      CASH AND TEMPORARY CASH INVESTMENTS. The Company considers as cash equivalents those securities that are available upon demand or have maturities of three months or less at the time of purchase. At August 31, 1997, temporary cash investments consisted of various money market accounts, primarily with an Alabama bank.

      LONG-TERM INVESTMENTS. Investments are classified at the time of purchase and are evaluated as of each balance sheet date. Debt securities, which include municipal obligations and preferred stock, are classified as held-to-maturity and are stated at amortized cost. Interest, dividends and amortization of premiums are included in investment income.

      GOODWILL. Goodwill is amortized using the straight-line method over periods ranging from ten to twenty years. The carrying amount of goodwill is evaluated and if facts and circumstances suggest that it may not be recoverable over the remaining amortization period, the carrying amount is reduced by the amount estimated not to be recoverable. The Company assesses long-lived assets, of which goodwill associated with assets acquired in a purchase business combination is included, for impairment evaluations under Statement No. 121.

      CAPITALIZED SOFTWARE DEVELOPMENT COSTS. Certain costs of internally developed software are capitalized and amortized over the estimated economic useful life of the related software product. Amortization expense was $201,000, $89,000 and $24,000 for fiscal years ended August 31, 1997, 1996, and 1995 respectively.

      STOCK OPTIONS. The Company grants stock options for a fixed number of shares to employees with an exercise option price equal to the fair value of the shares at the date of option grant. The Company accounts for stock option grants in accordance with the Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and intends to continue to do so; accordingly, the Company recognizes no compensation expense for stock option grants in the financial statements.

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

2 - ACCOUNTS RECEIVABLE

      Accounts receivable consist of the following as of August 31:

 (in thousands)         1997         1996         1995
 Billed .......      $48,635      $38,546      $25,201
Unbilled ......       44,790       51,686       27,902
                     $93,425      $90,232      $53,103

      Accounts receivable include $79,911,000, $72,243,000, and $36,717,000 due from the U.S. Government at August 31, 1997, 1996, and 1995, respectively.

      Unbilled accounts receivable include retainages of $4,094,000, $3,534,000, and $3,373,000 at August 31, 1997, 1996 and 1995, respectively. Unbilled amounts are classified as current assets since substantially all amounts will be realized within one year.

      Costs related to certain contracts are subject to adjustment from negotiations and audit between the Company and its customers, including representatives of the U.S. Government. Revenues for such contracts and the related unbilled receivables have been recorded in amounts that are expected to be realized.

3 - LONG-TERM INVESTMENTS

      The following is a summary of long-term investments as of August 31:

                                            Gross        Gross      Estimated
                                          Unrealized  Unrealized      Fair
 (in thousands)                  Cost       Gains       Losses        Value
1997
Held-to-maturity:
     Municipal obligations      $2,734      $ --       $    --       $2,734
     Preferred stocks ....       1,004         9            --        1,013
                                $3,738      $  9       $    --       $3,747
1996
Held-to-maturity:
     Municipal obligations      $3,479      $ --       $   (20)      $3,459
     Preferred stocks ....       1,004        --           (26)         978
                                $4,483      $ --       $   (46)      $4,437
1995
Held-to-maturity:
     Municipal obligations      $3,526      $ --       $   (40)      $3,486
     Preferred stocks ....       1,004        --           (26)         978
                                $4,530      $ --       $   (66)      $4,464

      Contractual maturities of debt securities held to maturity occur ratably over the next two years. Proceeds from the sale of investments classified as available for sale were $3,284,000 for the year ended August 31, 1995. Gross realized losses as a result of these sales were $34,000 and are included as other income.

4 - INCOME TAXES

     The provisions for income taxes for the years ended August 31, consist of the following:

 (in thousands)              1997          1996          1995
Current:
     Federal ...........    $6,543        $4,716       $3,439
     State .............       880           659          499
                             7,423         5,375        3,938
Deferred:
     Federal ...........      (277)          (20)         156
     State .............       (37)           (3)          22
                              (314)          (23)         178
                            $7,109        $5,352       $4,116

      The significant components of deferred tax assets and liabilities as of August 31:

(in thousands)                                                   1997          1996          1995
 Current deferred tax assets:
     Accrued liabilities not currently deductible ........     $ 2,102       $ 1,519       $ 1,351
Non-current deferred tax liabilities:
     Basis difference for property and equipment .........      (1,816)       (1,340)       (1,195)
                                                               $   286       $   179       $   156

                                                        4 - income taxes (contd)

      Income tax expense as a percentage of income before income taxes for the years ended August 31, varies from the federal statutory rate due to the following:

                                                                 1997        1996        1995
 Statutory federal income tax rate ......................        35.0%       34.0%       34.0%
State income taxes, net of federal benefit ..............         7.2         2.9         3.0
Non-deductible write-off of purchased in-process research
and development .........................................        55.4          --          --
Equity earnings in affiliates ...........................        (3.0)         --          --
Other ...................................................        (0.9)       (0.6)       (0.6)
                                                                 93.7%       36.3%       36.4%

      The Company made income tax payments of approximately $7,292,000, $6,106,000, and $2,283,000 in 1997, 1996, and 1995, respectively.

5 - LINE OF CREDIT AND LONG-TERM DEBT

      The Company has a bank line of credit which provides for borrowings up to $73,500,000. Borrowings are secured primarily by accounts receivable. A commitment fee of 1/8 of 1% of the unused portion is payable quarterly under this agreement. The agreement expires November 1997 and is renewable annually. Borrowings under this agreement bear interest at the London Interbank Offered Rate (LIBOR) plus 1.25%. At August 31, 1997, there was $10,000,000 outstanding on this line of credit.

      In January 1995, the Company received $2,225,000 in bond proceeds from the Alabama State Industrial Development Authority. The proceeds were restricted for use in acquiring certain capital assets by July 1996. The bonds are payable in equal annual principal installments of $222,500 through January 2005. The bonds bear a variable rate of interest computed weekly but contain an option for a fixed rate for a specified length of time. The bonds are secured by a letter of credit. Interest payments of $138,000, $144,000, and $114,000, were made in fiscal years 1997, 1996, and 1995.

      The Company borrowed $5,771,000 in fiscal year 1994 under a term loan agreement. The proceeds were used to purchase computer hardware. The agreement requires equal monthly principal installments of $44,847 until February 2003. The loan bears interest at LIBOR plus 0.75% and is secured by the computer hardware which has a carrying value of $3,005,000. Interest payments of $210,000, $278,000, and $298,000 were made in fiscal years 1997, 1996, and 1995, respectively. Interest expense is included in the consolidated statements of income as a direct and allocable cost.


6 - RELATED PARTY TRANSACTIONS AND COMMITMENTS

      The Company leases office facilities under various operating leases, including leases with companies in which certain officers and stockholders have ownership interests. The leases generally have terms of one to ten years. Rent expense for all operating leases for the years ended August 31, was as follows:


 (in thousands)                   1997        1996        1995
 Total rent expense ......      $7,142      $4,666      $3,561
Amounts to related parties         983         980       1,002

      Future minimum lease payments under operating leases with remaining terms of one year or more for the years ended August 31, are:

(in thousands)                        1998        1999        2000        2001      2002    thereafter
Total .........................     $7,307      $5,810      $4,408      $2,337      $700      $1,043
Amounts to related parties ....        983         983         983         474       215          --

7 - DEFINED CONTRIBUTION BENEFIT PLANS

      Substantially all full-time employees are covered by one of several defined contribution plans offered by the Company. Employees are permitted to defer from 0% to 15% of their salary depending on the plan in which they participate. A Company matching contribution is determined based on employee deferral percentage and ranges from 0% to a maximum of 2.5%. Discretionary contributions may also be made to plans as determined annually by the Board of Directors. Total provisions for employee retirement plans were approximately $5,196,000, $4,226,000, and $4,130,000 for 1997, 1996 and 1995, respectively.

8 - EMPLOYEE STOCK OPTIONS AND STOCK PURCHASE PLANS

      The Company has employee stock option plans that provide for the issuance of incentive stock options (as defined by the Internal Revenue Code) and nonstatutory stock options to key employees, including officers of the Company and its subsidiaries. Options are nontransferable and exercisable only during employment, with certain exceptions. Options expire five years from the date of grant. At August 31, 1997, 823,245 shares were available for grant under these plans.

      The Company also has a stock option plan for non-employee members of the Board of Directors. At August 31, 1997, 62,492 shares were available for grant under this plan.

      On September 1, 1994, a Restricted Stock Option for 105,000 shares of common stock was granted to and exercised by an officer of the Company. The exercise price was 90% of the fair market value on the date of exercise. The issued shares were restricted treasury stock.

      A summary of activity relating to stock options, including reclassification of prior year share presentation, is as follows:

                                            Incentive         Non-employee          Nonstatutory
                                          Stock Options       Stock Options         Stock Options           Total
 Outstanding at August  31, 1994
($7.48 per share).......................    1,060,729              22,508               105,000           1,188,237
     Granted ($10.28 per share).........      456,523               9,000                    --             465,523
     Exercised ($4.80 per share)........     (195,889)             (2,000)                   --            (197,889)
     Expired ($4.86 per share)..........       (6,975)                 --                    --              (6,975)
     Canceled ($8.21 per share).........     (101,705)                 --                    --            (101,705)

Outstanding at August  31, 1995
($8.67 per share).......................    1,212,683              29,508               105,000           1,347,191
     Granted ($14.19 per share).........      192,084               9,000               105,000             306,084
     Exercised ($6.60 per share)........     (243,923)             (5,502)                   --            (249,425)
     Expired ($5.14 per share)..........      (98,995)                 --                    --             (98,995)
     Canceled ($9.91 per share).........      (67,997)                 --                    --             (67,997)

Outstanding at August  31, 1996
($10.26 per share)......................    1,091,849              33,006               210,000           1,334,855
     Granted ($22.94 per share).........      237,900               6,000                    --             243,900
     Exercised ($9.45 per share)........     (277,170)            (10,506)              (35,000)           (332,676)
     Expired ($6.74 per share)..........       (4,387)                 --                    --              (4,387)
     Canceled ($13.66 per share)........      (31,406)             (1,000)                   --             (32,406)

Outstanding at August 31, 1997 .........    1,016,786              27,500               175,000           1,219,286
Exercisable at August 31,  1997.........      300,982              27,500                61,250             389,732

Range of Exercise          Number        Weighted Average    Weighted Average         Number        Weighted Average
Prices Outstanding        Remaining      Contractual Life     Exercise Price       Exercisable     Exercisable Price
      $6.67-$8.34           377,112         3.14 years            $ 7.53              232,121            $ 7.79
     $9.17-$12.34           452,010         2.66 years            $11.09              154,111            $11.18
    $13.34-$19.67           132,009         3.40 years            $15.38                7,500            $14.92
    $20.34-$26.00           258,155         4.20 years            $22.85                5,000            $24.25
     $6.67-$26.00         1,219,286         3.21 years            $12.94              389,732            $ 9.48

      The Company has an employee stock purchase plan that allows eligible employees to purchase common stock at less than fair market value. The purchase price is 85% of fair market value on each quarterly purchase date. Purchases are limited to the lesser of 10% of an employee's annual compensation or $25,000. Shares of common stock issued under this plan were 79,816, 64,703, and 67,746 in 1997, 1996, and 1995, respectively.

      In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation, which requires that financial statements include certain disclosures about the stock-based employees compensation and allows, but does not require, a fair value-based method of accounting for such compensation. As allowed under the provisions of Statement No. 123, the Company has elected to apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock based plans. Accordingly, no compensation cost has been recognized for its qualified stock option plans and its employee stock purchase plans. Had compensation cost for these programs been determined based on the fair value at the grant dates for awards under these programs consistent with the method proscribed under Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. The effects of applying Statement No. 123 on a pro forma basis are not likely to be representative of the effects on reported pro forma net income (loss) for future years as the estimated compensation cost reflects only options granted subsequent to August 31, 1995.

 (in thousands except share data)                      1997       1996
 NET INCOME:
   As reported ................................      $  474      $9,392
   Pro Forma ..................................        (843)      8,862
EARNINGS PER COMMON SHARE:
   As reported ................................      $ 0.04      $ 0.92
   Pro Forma ..................................       (0.07)       0.87
 Weighted-average fair value of options granted
   during the period ..........................      $ 8.92      $ 4.85

      The fair value of each option grant is estimated on the date of grant using a type of Black-Scholes option-pricing model with the following weighted-average assumptions used for option grants in fiscal 1997 and 1996, respectively; dividend yield of 0% for both years; expected volatility factors of 0.378 and 0.312; risk-free interest rates of 6.64% and 6.23%; and expected lives of 4 years both years.

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

      On August 29, 1997 the Company exercised its option to acquire the remaining 80.1% of TXEN, Inc., an information systems and services company in the managed care industry. Aggregate consideration of approximately $43.8 million was paid at closing, $17.5 million in cash and 1,084,148 shares of stock, valued at approximately $26.3 million. Preliminary allocation of the excess purchase price to intangible assets includes $12.0 million to in-process research and development which was expensed in the fourth quarter and is included in the consolidated statement of income for the year ended August 31, 1997. The remaining $29.9 million is included as goodwill in the consolidated balance sheet at August 31, 1997 pending final determination of purchase price allocation.

      On May 31, 1996 the Company acquired all of the outstanding capital stock of Advanced Marine Enterprises, Inc. (AME). AME provides naval architectural and marine engineering services to primarily U.S. Government clients. The purchase price of approximately $17.5 million consisted of $15.1 million in cash and 108,066 shares of the Company's stock valued at $2.4 million. The resulting goodwill of approximately $12.5 million is being amortized using the straight line method over fifteen years.

      The following unaudited pro forma summary presents information as if all the acquisitions had occurred at the beginning of each fiscal year presented. The charge of $12 million related to the write-off of purchased in-process research and development has been included in the pro forma results for the year ended August 31, 1996. The pro forma information is presented for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

                                           (unaudited)
(in thousands except share data)      1997           1996
Revenues .....................      $394,675      $277,039
Net income (loss) ............        14,002        (3,880)
Earnings (loss) per share.....      $   1.05      $   (.34)

10 - INVESTMENT IN AFFILIATES

      In February 1997, the Company acquired approximately 30% of the outstanding capital stock of Intertech Management Group, Inc. (Intertech). In May and August the Company purchased an additional 6% interest. As of August 31, 1997, the Company holds approximately 36% of the outstanding capital stock at an aggregate cost of approximately $5,100,000.

      Intertech provides software and data processing services to the telecommunications industry. In October 1995, the Company acquired the equivalent of approximately a 20% interest in HealthGate Data Corp. HealthGate Data Corp. provides a biomedical and health information system on the World Wide Web.

11 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                    Operating                                   Earnings
(in thousands except share data)     Revenues      Profit       Net Income     Per Share
Year ended August 31, 1997
   First Quarter ...............    $ 82,847      $ 4,397        $ 2,935        $ 0.24
   Second Quarter ..............      91,974        4,377          2,780          0.23
   Third Quarter ...............      94,032        4,614          3,182          0.26
   Fourth Quarter ..............     110,842       (6,894)*       (8,423)*       (0.68)*

Year ended August 31, 1996
   First Quarter ...............    $ 49,030      $ 2,938        $ 2,014        $ 0.20
   Second Quarter ..............      49,003        3,093          2,051          0.21
   Third Quarter ...............      55,169        3,557          2,376          0.23
   Fourth Quarter ..............      89,106        4,772          2,951          0.28

* Includes a $12 million write-off of purchased in-process research and development.

               Report of Ernst & Young LLP, Independent Auditors

THE BOARD OF DIRECTORS
NICHOLS RESEARCH CORPORATION

      We have audited the accompanying consolidated balance sheets of Nichols Research Corporation as of August 31, 1997, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nichols Research Corporation at August 31, 1997, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                               ERNST & YOUNG LLP
BIRMINGHAM, ALABAMA
OCTOBER 8, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information appearing under "Election of Directors" on pages 5 through 9 of Nichols Research Corporation Proxy Statement relative to the Annual Meeting of Shareholders to be held January 8, 1998, is incorporated by reference in this Form 10-K Annual Report. Information regarding delinquent Form 3, 4 or 5 filers appearing under "Section 16(a) Beneficial Ownership Reporting Compliance" on page 19 of the Nichols Research Corporation Proxy Statement relative to the Annual Meeting of Shareholders to be held January 8, 1998, is incorporated by reference in this Form 10-K Annual Report. Information relating to the executive officers of the Company as of August 31, 1997, is set forth on pages 14 and 15 of this Form 10-K Annual Report. Officers serve at the discretion of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

         The information appearing under "Executive Compensation" on pages 15 and 16 of the Nichols Research Corporation Proxy Statement relative to the Annual Meeting of Shareholders to be held January 8, 1998, is incorporated by reference in this Form 10-K Annual Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information appearing under "Common Stock Outstanding and Principal Shareholders" on pages 2 through 4 of the Nichols Research Corporation Proxy Statement relative to the Annual Meeting of Shareholders to be held January 8, 1998, is incorporated by reference in this Form 10-K Annual Report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information appearing under "Certain Relationships and Related Transactions" on page 18 and 19 of the Nichols Research Corporation Proxy Statement relative to the Annual Meeting of Shareholders to be held January 8, 1998, is incorporated by reference in this Form 10-K Annual Report.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The financial statements and other financial information of Nichols Research Corporation set forth below and the Report of Independent Auditors thereon are incorporated by reference from pages 24 through 35 of this Form 10-K Annual Report:

       Consolidated Balance Sheets at August 31, 1997, 1996, and 1995

       Consolidated Statements of Income for the three years ended August 31,
       1997

       Consolidated Statements of Stockholder's Equity for the three years ended August 31, 1997

       Consolidated Statements of Cash Flows for the three years ended August 31, 1997

       Notes to Consolidated Financial Statements

       Report of Ernst & Young LLP, Independent Auditors

       Selected Quarterly Financial Data

(2) All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)    Exhibits:

EXHIBIT NUMBER
AND METHOD OF
FILLING REFERENCE                            DESCRIPTION

2.1      L    Stock Purchase Agreement dated May 31, 1996, between Registrant and the shareholders of Advanced Marine Enterprises, Inc.

2.2      T    Agreement of Merger dated August 27, 1997, between Registrant,
              Nichols SELECT Corporation, TXEN, Inc., and the shareholders of
              TXEN, Inc.

3.1      M    Certificate of Incorporation and Amendments thereto.

3.2      K    By-laws and Amendments thereto.

4.0      D    Specimen Stock Certificate.

10.1     J    Lease Agreement dated August 26, 1993, between Registrant, as
              Lessee, and Parkway Properties I, as Lessor for office space on Nichols Drive in Huntsville, Alabama.

10.2     B    Performance Bonus Plan of Registrant dated July 1, 1986.*

10.3     D&F  Non-Employee Officer and Director Stock Option Plan of
              Registrant.*

10.4     D&I  1988 Employees' Stock Purchase Plan of Registrant and Amendments
              Number One and Two thereto.*

10.5     J    Lease dated February 18, 1992, between Parkway Properties II, as
              Lessor, and Registrant, as Lessee, for office space located at 4035 Chris Drive, Huntsville, Alabama, together with exhibits.

10.6     N    Lease dated January 25, 1996, between High Tech Properties, as
              Lessor, and Registrant, as Lessee, for office space located at 1900 Golf Road, Huntsville, Alabama, together with exhibits.

10.7     E&Q  Nichols Research Corporation 1989 Incentive Stock Option Plan.*

10.8     J    Credit Agreement dated February 9, 1994, between the Registrant and SouthTrust Bank relating to a $22,000,000 revolving line of credit and a $5,771,000 term loan.

10.9     G&R  Nichols Research Corporation 1991 Stock Option Plan.*

10.10    H    Amendments Three and Four to the 1988 Employees' Stock Purchase
              Plan of Registrant.*

10.11    H    Amendment to Non-Employee Officer and Director Stock Option Plan
              of Registrant.*

10.12    H    Amendment to 1989 Incentive Stock Option Plan of Registrant.*

10.13    J    Amendment Number Five to the 1988 Employees' Stock Purchase Plan
              of Registrant.*

10.14    J    Amendment Number Two to the Non-Employee Officer and Director
              Stock Option Plan of Registrant.*

10.15    J    Amendment Number One to the 1991 Stock Option Plan of Registrant.*

10.16    K    Amendments Two & Three to the 1991 Stock Option Plan of
              Registrant.*

10.17    K    Credit Agreement dated August 16, 1995, between the Registrant,
              SouthTrust Bank of Alabama, NA, First Alabama Bank, and Corestates
              Bank, NA.

10.18    K    Lease dated July 31, 1995, between Parkway Properties, as Lessor, and Registrant, as Lessee, for office space located at 1910
              Nichols Drive, Huntsville, Alabama.

10.19    K    Employment Agreement dated May 16, 1995, between Registrant and
              John A. Conway, Jr.*

10.20    K    Employment Agreement dated June 30, 1995, between Registrant and
              Donald Y. Menendez.*

10.21    K    Employment Agreement dated August 24, 1995, and Amendment thereto between Registrant and D. Bruce McIndoe.*

10.22    K    Convertible Preferred Stock Purchase Agreement dated December 16,
              1994, between Registrant and TXEN, Inc.

10.23    K    Stock Purchase Option Agreement dated December 16, 1994, among
              Registrant, TXEN, Inc. and shareholders of TXEN, Inc.

10.24    K    Restricted Stock Purchase Agreement dated September 1, 1994 between Registrant and Michael J. Mruz.*

10.25    M    Amendment Number One to Stock Purchase Option Agreement among
              Registrant, TXEN, Inc. and the shareholders of TXEN, Inc. dated
              July 16, 1996.

10.26    M    Amendment Number One to Convertible Stock Purchase Agreement
              between Registrant and TXEN, Inc. dated July 16, 1996.

10.27    L    Employment Agreement dated May 31, 1996, between Advanced Marine
              Enterprises, Inc., and John T. Drewry.*

10.28    L    Employment Agreement dated May 31, 1996, between Advanced Marine
              Enterprises, Inc., and Otto P. Jons.*

10.29    P    Amendment Six to the Nichols Research Corporation 1988
              Employee's Stock Purchase Plan.

10.30    Q    Amendment Three to the Nichols Research Corporation 1989
              Incentive Stock Option Plan.

10.31    R    Amendment Five to the Nichols Research Corporation 1991 Stock
              Option Plan.

10.32    S    Amendment Four to the Nichols Research Corporation Non-Employee
              Officer and Director Stock Option Plan.

10.33    A    Amendment Two to Employment Agreement dated September 1, 1997 between Nichols Research Corporation and Michael J. Mruz.*

10.34    T    Employment Agreement with Thomas L. Patterson, and Amendment to such Employment Agreement.

10.35    A    Third Amendment to Credit Agreement dated August 16, 1995 between
              Registrants, SouthTrust Bank, N.A., Regions Bank, and Corestates
              Bank, N.A.

11       A    Computation of Earnings Per Share.

21       A    Subsidiaries of Registrant.

23       A    Consent of Ernst & Young LLP, Independent Auditors.

27       A    Financial Data Schedule.

99.1     A    Consent of Thomas L. Patterson.

99.2     A    Consent of Daniel W. McGlaughlin.

99.3     A        Consent of David Friend.

------------------

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

I Incorporated by reference to exhibits filed with the Company's registration statement on Form S-8 under the Securities Act of 1933, File No. 33-13464.

J Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1994, under the Securities Exchange Act of 1934.

K Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1995, under the Securities Exchange Act of 1934.

L Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated May 31, 1996, as amended, under the Securities Exchange Act of 1934.

M Incorporated by reference to exhibits filed with the Company's registration statement on Form S-3 under the Securities Act of 1933, File No. 333-08787.

N Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, under the Securities Act of 1934.

P Incorporated by reference to exhibits filed with the Company's registration statement on Form S-8 under the Securities Act of 1933, File No. 333-7164.

Q Incorporated by reference to exhibits filed with the Company's registration statement on Form S-8 under the Securities Act of 1933, File No. 33-44409, as amended by Form S-8 (File No. 333-7160).

R Incorporated by reference to exhibits filed with the Company's registration statement on Form S-8 under the Securities Act of 1933, File No. 33-55454, as amended by Form S-8 (File No. 333-7162).

S Incorporated by reference to exhibits filed with the Company's registration statement on Form S-8 under the Securities Act of 1933, File No. 333-29791.

T Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K, dated August 31, 1997, under the Securities Act of 1934.

* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

(b) Reports on Form 8-K. A Current Report on Form 8-K dated August 31, 1997, (i) reporting the Registrant's acquisition of TXEN, Inc. (TXEN) and (ii) providing the audited financial statements of TXEN for the years ended June 30, 1997 and 1996, was filed with the Commission September 11, 1997. An amendment to that Form 8-K was filed with the Commission on November 10, 1997, to file the pro forma financial information of TXEN.

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

                                    NICHOLS RESEARCH CORPORATION

                                    By  /s/ CHRIS H. HORGEN
                                       ----------------------------------------
                                             Chris H. Horgen
                                             Chairman of the Board
Date: November 26, 1997

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signatures                                             Title                                           Date
            ----------                                             -----                                           ----
     /s/ CHRIS H. HORGEN                     Chairman of the Board (Principal Executive Officer)             November 26, 1997
-------------------------------------
         Chris H. Horgen



     /s/ MICHAEL J. MRUZ                     Chief Executive Officer, President, Chief                       November 26, 1997
-------------------------------------        Operating Officer and Director
         Michael J. Mruz


      /s/ PATSY L. HATTOX                    Corporate Vice President, Chief Administrative                  November 26, 1997
-------------------------------------        Officer, Secretary and Director
          Patsy L. Hattox


     /s/  ROY J. NICHOLS                     Senior Vice President and Director                              November 26, 1997
-------------------------------------
          Roy J. Nichols


    /s/ ROGER P. HEINISCH                    Director                                                        November 26, 1997
-------------------------------------
        Roger P. Heinisch


       /s/ JOHN R. WYNN                      Director                                                        November 26, 1997
-------------------------------------
           John R. Wynn


     /s/ WILLIAM E. ODOM                     Director                                                        November 26, 1997
-------------------------------------
         William E. Odom


  /s/ JAMES R. THOMPSON, JR.                 Director                                                        November 26, 1997
-------------------------------------
      James R. Thompson, Jr.


      /s/ PHIL E. DEPOY                      Director                                                        November 26, 1997
-------------------------------------
          Phil E. Depoy


     /s/ ALLEN E. DILLARD                    Chief Financial Officer and Corporate Treasurer                 November 26, 1997
-------------------------------------        (Principal Financial and Accounting Officer)
         Allen E. Dillard