Form 10-Q
period 1997-11-30
NICHOLS RESEARCH CORP /AL/
filed 1998-01-14
CIK 806388

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                             _____________________

                                   FORM 10-Q

                       (X)   QUARTERLY REPORT PURSUANT TO
                            SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1997

                                       OR

                    (   ) TRANSITION REPORT PURSUANT TO
                            SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For The Transition Period From _____________
                               To  _____________
                             _____________________

                          Nichols Research Corporation

                         Commission File Number 0-15295
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                             _____________________

                 DELAWARE                       63-0713665
    -------------------------------   ------------------------------------
    (STATE OR OTHER JURISDICTION OF   (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

                          4040 Memorial Parkway, South
                        Huntsville, Alabama  35802-1326
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

                         COMMON  STOCK, $.01 PAR VALUE
              13,120,828  SHARES OUTSTANDING ON  November 30, 1997
                             _____________________

                                   FORM 10-Q

                          NICHOLS RESEARCH CORPORATION

            QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 1997

                                     INDEX


                                                                     Page

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Statements of Income for the Three Months Ended
        November 30, 1997 and November 30, 1996 (Unaudited)             1

        Balance Sheets as of November 30, 1997 and
        August 31, 1997 (Unaudited)                                    2-3

        Statements of Changes in Stockholders' Equity for the
        Three Months Ended November 30, 1997 and November 30,
        1996 (Unaudited)                                                4

        Statements of Cash Flows for the Three Months Ended
        November 30, 1997 and November 30, 1996 (Unaudited)             5

        Notes to Financial Statements (Unaudited)                       6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            7-12


Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                13

Signatures                                                              14

                                   FORM 10-Q

                          NICHOLS RESEARCH CORPORATION

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                 For the Three Months Ended
                                               November 30,       November 30,
                                                   1997               1996
                                       ----------------------------------------
                                       (amounts in thousands except share data)

Revenues                                        $    83,949      $   82,847

Costs and expenses:
  Direct and allocable contract costs                69,955          72,648
  General and administrative expenses                 7,563           5,292
  Amortization of intangibles                         1,039             510
                                                ------------------------------

    Total costs and expenses                         78,557          78,450
                                                ------------------------------
Operating profit                                      5,392           4,397

Other income (expense):
  Interest expense                                      (90)            (68)
  Other income, principally interest                    277             262
  Equity in earnings of unconsolidated
    affiliates                                          130             137
  Minority interest in consolidated affiliates         (331)           (120)
                                                ------------------------------
Income before income taxes                            5,378           4,608

Income taxes                                          2,049           1,673
                                                ------------------------------
Net income                                      $     3,329      $    2,935
                                                ==============================

Earnings per share                              $       .25      $      .24
                                                ------------------------------
Weighted average number of common
  and common equivalent shares                   13,581,086      12,193,169
                                                ==============================

NOTE: The Company has not declared or paid dividends in any of the periods presented. All references to the number of shares and per share amounts have been restated to reflect the effect of a three-for-two stock split effective October 21, 1996.

                                   FORM 10-Q

                          NICHOLS RESEARCH CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                  November 30,       August 31,
                                                     1997               1997
                                                 ------------------------------
                                                      (amounts in thousands)

                  ASSETS

Current assets:
  Cash and temporary cash investments              $ 16,305           $ 23,354
  Accounts receivable                                92,790             93,425
  Deferred income taxes                               2,102              2,102
  Other                                               3,637              3,311
                                                 ------------------------------
   Total current assets                             114,834            122,192

Long-term investments                                 3,280              3,738

Property and equipment:
  Computers and related equipment                    23,829             21,956
  Furniture, equipment and improvements              10,641              9,666
  Equipment-contracts                                 5,771              5,771
                                                 ------------------------------
                                                     40,241             37,393

Less accumulated depreciation                        19,976             18,715
                                                 ------------------------------
    Net property and equipment                       20,265             18,678

Goodwill and other intangibles (net of
  accumulated amortization)                          47,330             48,130
Software development costs  (net of
  accumulated amortization)                           4,139              4,271
Investment in affiliates                              8,956              8,363
Other assets                                            751                783
                                                 ------------------------------
Total assets                                      $ 199,555          $ 206,155
                                                 ==============================

                                   FORM 10-Q

                          NICHOLS RESEARCH CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                   CONTINUED

                                                  November 30,       August 31,
                                                     1997               1997
                                                 ------------------------------
                                                  (amounts in thousands except
                                                          per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                               $  24,615          $  28,448
  Accrued compensation and benefits                 12,728             11,388
  Income taxes payable                               1,999                369
  Current maturities of long-term debt                 761                761
  Borrowings on line of credit                       -----             10,000
  Deferred revenue                                   3,350              3,114
  Other                                                229              1,534
                                                 ------------------------------
    Total current liabilities                       43,682             55,614

Deferred income taxes                                1,816              1,816

Long-term debt:
  Industrial development bonds                       1,558              1,558
  Long-term notes                                    2,332              2,467
                                                 ------------------------------
    Total long-term debt                             3,890              4,025

Minority interest in consolidated subsidiary           638                307

Stockholders' equity:
  Common stock, par value $.01 per share
    Authorized - 20,000,000 shares
    Issued - 13,289,328 and 13,137,657
      shares, respectively                             133                131
  Additional paid-in capital                        91,820             90,015
  Retained earnings                                 58,864             55,535
  Less cost of treasury stock-168,500 shares        (1,288)            (1,288)
                                                 ------------------------------
    Total stockholders' equity                     149,529            144,393
                                                 ------------------------------

Total liabilities and stockholders' equity       $ 199,555          $ 206,155
                                                 ==============================

                                   FORM 10-Q

                          NICHOLS RESEARCH CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                        STOCKHOLDERS' EQUITY (UNAUDITED)


                                                        Additional                                       Total
                                     Common Stock        Paid-In        Retained       Treasury        Stockholders'
                                  Shares     Amount      Capital        Earnings          Stock          Equity
                               --------------------------------------------------------------------------------------
                                            (amounts in thousands except share data)

                                          For the Three Months Ended November 30, 1997
                                          --------------------------------------------

Balance,August 31,1997          13,137,657   $ 131       $ 90,015       $ 55,535        $ (1,288)        $ 144,393

Exercise of stock options          127,398       1          1,321           ----            ----             1,322

Employee stock purchases            24,273       1            484           ----            ----               485

Net Income                            ----    ----           ----          3,329            ----             3,329
                               --------------------------------------------------------------------------------------
Balance, November 30, 1997      13,289,328   $ 133       $ 91,820       $ 58,864        $ (1,288)        $ 149,529
                               ======================================================================================

                                          For the Three Months Ended November 30, 1996
                                          --------------------------------------------

Balance, August 31, 1996        11,651,018   $ 117       $ 59,071       $ 55,061        $ (1,288)        $ 112,961

Exercise of stock options          102,051       1            809           ----            ----               810

Employee stock purchases            16,279    ----            337           ----            ----               337

Net income                            ----    ----           ----          2,935            ----             2,935
                               --------------------------------------------------------------------------------------

Balance, November 30, 1996      11,769,348   $ 118       $ 60,217       $ 57,996        $ (1,288)        $ 117,043
                               =====================================================================================

NOTE: All references to the number of shares and per share amounts have been restated to reflect the effect of a three-for-two stock split effective October 21, 1996.

                                   FORM 10-Q

                          NICHOLS RESEARCH CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                   For the Three Months Ended
                                                  November 30,   November 30,
                                                     1997            1996
                                               ---------------------------------
                                                     (amounts in thousands)
Cash flows from operating activities:
Net income                                        $   3,329      $   2,935
Adjustments to reconcile net income to
  net cash provided (used) by operating
  activities:
  Depreciation                                        1,261            842
  Amortization                                        1,039            510
  Equity in earnings of unconsolidated
    affiliates                                         (130)          (137)
  Minority interest                                     331            120
Changes in assets and liabilities net
  of effects of acquisitions:
  Accounts receivable                                   635        (20,163)
  Other assets                                         (294)          (627)
  Accounts payable                                   (3,833)        (1,581)
  Accrued compensation and benefits                   1,340          1,035
  Income taxes payable                                1,630          1,635
  Other current liabilities                          (1,069)          (902)
                                               --------------------------------
  Total adjustments                                     910        (19,268)
                                               --------------------------------
    Net cash provided (used) by operating
    activities                                        4,239        (16,333)

Cash flows from investing activities:
  Purchase of property and equipment                 (2,848)        (1,021)
  Purchase of long-term investments                    (100)          ----
  Purchase of capitalized software                      (62)          (167)
  Payment for investment in affiliates                 (500)          (189)
  Proceeds from maturity of long-term
    investments                                         550           ----
                                               --------------------------------
    Net cash used by investing activities            (2,960)        (1,377)

Cash flows from financing activities:
  Proceeds from issuance of common stock              1,807          1,147
  Payments of long-term debt                           (135)          (135)
  Payments on line of credit borrowings             (10,000)          ----
                                               --------------------------------
    Net cash provided (used) by
    financing activities                             (8,328)          1,012
                                               --------------------------------
Net decrease in cash and temporary cash
  investments                                        (7,049)        (16,698)
Cash and temporary cash investments at
  beginning of period                                23,354          21,419
                                               --------------------------------
Cash and temporary cash investments at
  end of period                                   $  16,305      $    4,721
                                               ================================
Supplemental disclosure of non-cash
  transactions:
Issuance of stock as consideration in
  acquisitions                                         ----            ----
Adjustment to purchase price allocation                ----      $      200

                                   FORM 10-Q

                          NICHOLS RESEARCH CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                           November 30, 1997
Note 1 - Basis of Presentation

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

Note 3 - Reclassification

Certain prior period amounts have been reclassified to conform with the current period's presentation and the final purchase price allocation for TXEN, Inc.

Note 4 - Investment in affiliates

The Company increased its capital investment by $500,000 in NCCIM, LLC. As of November 30, 1997 the Company holds a 50% interest at an aggregate cost of $1,345,000.

Note 5 - Line of Credit

The Company renegotiated its bank line of credit in November, 1997. The agreement provides for unsecured borrowings up to $100,000,000. The credit agreement provides for interest at London Interbank Offered Rate (LIBOR) plus a margin ranging from 0.325% to 0.450% and a facility fee, payable quarterly, of approximately 0.125% on the unused portion of the line of credit. The short-term commitment agreement ($50,000,000) is renewable annually and the long-term commitment agreement ($50,000,000) is renewable in November, 2000. There were no outstanding borrowings on this line of credit at November 30, 1997.

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

In July 1996, the Company announced a formal organization definition for its four strategic business units. The organizations reflect the particular market focus of each line of business. Nichols Federal provides technical services primarily to U.S. Government defense agencies. Nichols InfoFed provides information and technology services to a variety of governmental agencies. Nichols InfoTec provides information and technology services to various commercial clients. Nichols TXEN provides information services to clients in the healthcare and insurance industries. For the quarter ended November 30, 1997, the percentage of total revenues attributable to the four business units was approximately 56% for Nichols Federal, 23% for Nichols InfoFed, 10% for Nichols InfoTec, and 11% for Nichols TXEN.

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

The Company performs a majority of its services under U.S. Government contracts that usually require performance over a period of one to five years. Long-term contracts may be conditioned upon continued availability of Congressional appropriations. Variances between anticipated budgets and Congressional appropriations may result in delay, reduction, or termination of such contracts. Contractors can experience revenue uncertainties with respect to available contract funding during the first quarter of the government's fiscal year beginning October 1, until differences between budget requests and appropriations are resolved. The Company's contracts with the U.S. Government and its prime contractors are subject to termination, in whole or in part, either upon default by the Company or at the convenience of the government. The termination for convenience provisions generally entitle the Company to recover costs incurred, settlement expenses, and profit on work completed prior to termination. Because the Company contracts to supply goods and services to the U.S. Government, it is also subject to other risks, including contract suspensions, audit adjustments, protests by disappointed bidders of contract awards which can result in the re-opening of the bidding process and changes in government policies or regulations.

The Company's services are provided primarily through three types of contracts: fixed-price, time-and-materials and cost-reimbursement contracts. Fixed-price contracts require the Company to perform services under a contract at a stipulated price. Time-and-materials contracts reimburse the Company for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials incurred. Under cost- reimbursement contracts, the Company is reimbursed for all actual costs incurred in performing the contract to the extent that such costs are within the contract ceiling and allowable under the terms of the contract, plus a fee or profit.

EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN SECIONT 21E OF THE SECURITIES EXCHANGE ACT OF 1934. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES THAT COULD CASUE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES ARE DISCUSSED IN MORE DETAIL IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 31, 1997, AND IN THE MANAGEMENT'S
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS SECTION OF THIS QUARTERLY REPORT. THESE FORWARD-LOOKING STATEMENTS CAN BE GENERALLY IDENTIFIED AS SUCH BECAUSE THE CONTENT OF THE STATEMENTS WILL USUALLY CONTAIN SUCH WORDS AS THE COMPANY OR MANAGEMENT "BELIEVES," "ANTICIPATES," "EXPECTS," "HOPES," AND WORDS OF SIMILAR IMPORT. SIMILARLY, STATEMENTS THAT DESCRIBE THE COMPANY'S FUTURE PLANS, OBJECTIVES, GOALS OR STRATEGIES ARE FORWARD-LOOKING STATEMENTS.

Results of Operations

The following tables set forth, for the periods indicated, the percentage which certain items in the consolidated statements of income bear to consolidated revenues, and the percentage change of such items for the periods indicated:

                                        Percentage of Revenue
                                     For the Three Months Ended
                                    November 30,     November 30,    Percentage
                                        1997             1996          Change
                                 ---------------------------------   ----------

Revenues                                  100.0%     100.0%             1.3%
Costs and expenses:
  Direct and allocable costs               83.3       87.7             (3.7)
  General and administrative expenses       9.0        6.4             42.9
  Amortization of intangibles               1.3        0.6            103.7
                                 ---------------------------------
    Total costs and expenses               93.6       94.7              0.1
                                 ---------------------------------

Operating profit                            6.4        5.3             22.6
Interest expense                           (0.1)      (0.1)            32.4
Other income,principally interest           0.3        0.2              5.7
Equity in earnings of unconsolidated
  affiliates                                0.2        0.2             (5.1)
Minority interest in consolidated
  subsidiaries                             (0.4)      (0.1)           175.8
                                 --------------------------------
Income before income taxes                  6.4        5.5             16.7
Income taxes                                2.4        2.0             22.5
                                 --------------------------------
Net income                                  4.0%       3.5%            13.4%
                                 ================================

The table below presents contract award and backlog data for the periods indicated:


                                    Quarter Ended November 30,
                                        1997          1996
                                   ----------------------------
                                      (amounts in thousands)

Contract award amount            $    37,928     $  21,000
Backlog (with options)           $ 1,203,338     $ 946,783
Backlog (without options)        $   372,574     $ 498,882

                                   FORM 10-Q

                          NICHOLS RESEARCH CORPORATION

Comparison of Operating Results for Fiscal First Quarter 1998 with Fiscal First Quarter 1997

Revenues. Revenues increased $1.1 million (1.3%) for the fiscal quarter ended November 30, 1997 as compared to the fiscal quarter ended November 30, 1996. First quarter 1998 revenues increased as a result of revenues from SAP software and implementation services and the acquisition of TXEN, Inc. completed in August 1997, and decreased as a result of the completion of a series of system integration contracts.

Operating Profit. Operating profit increased $1.0 million (22.6%) for the fiscal quarter ended November 30, 1997 as compared to the fiscal quarter ended November 30, 1996. Total costs and expenses were 93.6% of revenues for the fiscal quarter ended November 30, 1997 as compared to 94.7% for the fiscal quarter ended November 30, 1996. Direct and allocable costs decreased as a percent of revenues (83.3% compared to 87.7%) as a result of fewer hardware purchases under systems integration contracts. General and administrative expense increased $2.2 million (42.9%), primarily as a result of the acquisition of TXEN, Inc. completed in August 1997. Amortization of intangibles increased $0.5 million (103.7%) for the fiscal quarter ended November 30, 1997 as compared to the fiscal quarter ended November 30, 1996 primarily as a result of the amortization of the intangibles recorded for the TXEN, Inc. acquisition completed in August 1997.

Other Income (Expense). Other income (expense) decreased $225,000 for the fiscal quarter ended November 30, 1997 as compared to the fiscal quarter ended November 30, 1996. Other income includes equity in earnings of unconsolidated affiliates and interest income; other expense includes interest expense and minority interest. Interest income is from the investment of the Company's cash reserves. Substantially all available cash is invested in interest-bearing accounts or fixed income instruments. Interest expense is primarily from the long-term borrowings of the Company and the commitment fee on unused line of credit.

Equity in earnings of unconsolidated affiliates for the fiscal quarter ended November 30, 1997 primarily represents the Company's share of the earnings of NCCIM, LLC a joint venture, 50% of which is owned by the Company; while the comparable amount for the fiscal quarter ended November 30,1996 represented the Company's share of earnings of TXEN, Inc. As of August 1997, TXEN, Inc. became a wholly-owned subsidiary of the Company.

Minority interest primarily represents the minority partner's share of earnings of Nichols ENTEC, LLC a joint venture, 60% of which is owned by the Company. The increase in minority interest of $0.2 million for the fiscal quarter ended November 30, 1997 as compared to the fiscal quarter ended November 30, 1996 is primarily the result of an increase in SAP software and implementation services.

                                   FORM 10-Q

                          NICHOLS RESEARCH CORPORATION

Income Taxes. Income taxes as a percentage of income before taxes was 38.1% in the fiscal quarter ended November 30, 1997 as compared to 36.3% in the fiscal quarter ended November 30, 1996. The increase is a result of the differences between financial and taxable income related to the amortization of intangibles.

Net Income.    Net income increased $0.4 million (13.4%) for the fiscal quarter ended November 30, 1997 as compared to the fiscal quarter ended November 30, 1996. The increase is a result of the discussions above.

Earnings per share. Earnings per share for the fiscal quarter ended November 30, 1997 were $0.25 as compared to $0.24 for fiscal quarter ended November 30, 1996, an increase of 4.2%. Net income increased 13.4% ($0.4 million), while weighted average shares outstanding increased 11.4% (1,387,917 shares) for fiscal quarter ended November 30, 1997 as compared to fiscal quarter ended November 30, 1996.


Liquidity And Capital Resources

Historically, the Company's positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company's operational needs and support the acquisition program. Working capital was $71.2 million and $76.2 million at November 30, 1997 and 1996, respectively. Operating activities provided cash of $4.2 million for the quarter ended November 30, 1997 and used cash of $16.3 million for the quarter ended November 30, 1996. Investing activities used cash of $3.0 million for the quarter ended November 30, 1997 and $1.4 million for the quarter ended November 30, 1996. Financing activities used cash of $8.3 million for the quarter ended November 30, 1997 and provided cash of $1.0 million for the quarter ended November 30, 1996.

Cash provided by operating activities increased $20.5 million for the quarter ended November 30, 1997 as compared to the quarter ended November 30, 1996. The primary difference is the result of a temporary increase in Accounts Receivable at November 30, 1996 due to systems integration contract invoices.

Cash used for investing activities was $3.0 million for the quarter ended November 30, 1997. Purchases of property and equipment were $2.8 million and $1.0 million for the fiscal quarters ended November 30, 1997 and 1996, respectively. The Company realized net proceeds of $0.5 million from the maturity of long-term investments. An additional $0.5 million capital contribution was made to NCCIM, LLC.

Cash used for financing activities was $8.3 million for the quarter ended November 30, 1997. The primary use of cash for financing activities during the first fiscal quarter of 1998 was the repayment of the $10 million indebtedness under the bank line of credit. The Company realized proceeds from the sale of common stock of $1.8 million and $1.1 million for the the fiscal quarters ended November 30, 1997 and 1996, respectively.

                                   FORM 10-Q

                          NICHOLS RESEARCH CORPORATION

The Company renegotiated its bank line of credit in November, 1997. The agreement provides for unsecured borrowings up to $100,000,000. The credit agreement provides for interest at London Interbank Offered Rate (LIBOR) plus a margin ranging from 0.325% to 0.450% and a facility fee, payable quarterly, of approximately 0.125% on the unused portion of the line of credit. The short-term commitment agreement ($50,000,000) is renewable annually and the long-term commitment agreement ($50,000,000) is renewable in November, 2000. There were no outstanding borrowings on this line of credit at November 30, 1997.

The Company is regularly evaluating potential acquisition candidates. The purchase price allocation for TXEN, Inc. was finalized during the first fiscal quarter of 1998. The $29.9 million preliminarily classified as goodwill has been reallocated as follows: $15.4 million to goodwill, $12.7 million to other intangibles and $1.8 million to capitalized software development. Goodwill and other intangibles of $27.4 million are being amortized using the straight-line method over an estimated useful life of twenty years. Other intangibles of $0.7 million are being amortized using the straight-line method over an estimated useful life of seven years. The amount allocated to capitalized software development is being amortized using the straight-line method over an estimated useful life of five years. The final allocation will result in an earlier recognition of amortization expense of approximately $0.3 million per year for the first five years following acquisition.

The Company continues to actively pursue contracts for information system development and computer system integration activities, which could require the Company to acquire substantial amounts of computer hardware for resale or lease to customers. The timing of payments to suppliers and payments from customers under the Company's system integration contracts could cause cash flows from operations to fluctuate from period to period.

The Company believes that its existing capital resources, together with available borrowing capacity, will be sufficient to fund operating needs, finance acquisitions of property and equipment, and make strategic acquisitions, if appropriate.

Recent Accounting Pronouncements
In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings Per Share. The overall objective of Statement No. 128 is to simplify the calculation of earnings per share (EPS) and achieve comparability with recently issued international accounting standards. The
Company will first report on the new EPS basis in the second quarter ending February 28, 1998. Subsequent to the effective date, all prior period EPS amounts (including information regarding EPS in interim financial statements, earnings summaries, and selected financial data) are required to be restated to conform to the provisions of Statement No. 128.

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

                                   FORM 10-Q

                          NICHOLS RESEARCH CORPORATION


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits.

     Exhibit No.                              Description
     -----------                              -----------

         27                                   Financial Data Schedule

(b)  Reports on Form 8-K.   A current report on Form 8-K dated August 31, 1997,
(i) reporting on the Registrant's acquisition of TXEN, Inc. (TXEN) and (ii) providing the audited financial statements of TXEN for the years ended June 30, 1997 and 1996, was filed with the Commission September 11, 1997. An amendment to that Form 8-K was filed with the Commission on November 10, 1997, to file the proforma financial information of TXEN.

                                   FORM 10-Q

                          NICHOLS RESEARCH CORPORATION


                                   SIGNATURES

                           MANAGEMENT REPRESENTATION

The accompanying unaudited Consolidated Balance Sheets at November 30, 1997, and August 31, 1997 as well as the Consolidated Statements of Income, Consolidated Statements of Changes in Stockholders' Equity and Consolidated Statements of Cash Flows for the three months ended November 30, 1997 and 1996, have been prepared in accordance with instructions to Form 10- Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included.





 January 14, 1998                    Allen E. Dillard
---------------------                ------------------------------------------
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


NICHOLS RESEARCH CORPORATION




 January 14, 1998                 By: Allen E. Dillard
---------------------                -----------------------------------------
 Date                                Allen E. Dillard
                                     Vice President and Chief Financial Officer
                                     (Principal Finance and Accounting Officer)