Form 10-Q
period 1998-02-28
NICHOLS RESEARCH CORP /AL/
filed 1998-04-13
CIK 806388

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                      _____________________

                            FORM 10-Q

         (X)      QUARTERLY REPORT PURSUANT TO
                     SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended February 28, 1998

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

                  COMMON  STOCK, $.01 PAR VALUE
       13,186,101 SHARES OUTSTANDING ON  February 28, 1998
                      _____________________

                            FORM 10-Q


                  NICHOLS RESEARCH CORPORATION

     QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 1998

                              INDEX



Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

          Statements of Income for the Three Months and Six Months Ended February 28, 1998 and February 28, 1997 (Unaudited)

          Balance Sheets as of February 28, 1998 and August 31, 1997
          (Unaudited)

          Statements of Changes in Stockholders' Equity for the Six Months Ended February 28, 1998 and February 28, 1997
          (Unaudited)

          Statements of Cash Flows for the Six Months Ended February 28, 1998 and February 28, 1997 (Unaudited)

          Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits and Reports on Form 8-K

Signatures

                       NICHOLS RESEARCH CORPORATION

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                         For the Three Months Ended   For the Six Months Ended
                          February 28,  February 28,  February 28,  February 28,
                              1998          1997          1998          1997
                          ------------------------------------------------------
                                   (amounts in thousands except share data)

Revenues................  $     87,532  $     91,974  $   171,481   $   174,821

Costs and expenses:
  Direct and allocable
    costs...............        72,677        81,871      142,632       154,519
  General and
    administrative......         8,132         5,217       15,695        10,509
  Amortization of
    intangibles.........         1,137           509        2,176         1,019
                          ------------------------------------------------------
    Total costs and
      expenses..........        81,946        87,597      160,503       166,047
                          ------------------------------------------------------
Operating profit........         5,586         4,377       10,978         8,774

Other income (expense):
  Interest expense......           (98)         (268)        (188)         (336)
  Other income, principally
    interest............           305           221          582           483
  Equity in earnings of
    unconsolidated
    affiliates..........           160           143          290           280
  Minority interest in
    consolidated
    subsidiaries........          (163)         (110)        (494)         (230)
                          ------------------------------------------------------
Income before income
  taxes.................         5,790         4,363       11,168         8,971
Income taxes............         2,195         1,583        4,244         3,256
                          ------------------------------------------------------
Net income                $      3,595     $   2,780   $    6,924   $     5,715
                          ======================================================
Earnings per common
  share.................  $        .27     $     .24   $      .53   $       .49
                          ======================================================
Earnings per common
  share-assuming
  dilution..............  $        .26     $     .23   $      .51   $       .47
                          ======================================================
Weighted average number
of common shares........    13,135,241    11,621,652   13,097,064    11,585,322
                          ======================================================
Weighted average number
of common and common
equivalent shares.......    13,609,697    12,336,505   13,595,392    12,264,837
                          ======================================================

NOTE: The Company has not declared or paid dividends in any of the periods presented. All references to the number of shares and per share amounts have been restated to reflect the effect of a three-for-two stock split effective October 21, 1996.

                         NICHOLS RESEARCH CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                             February 28,          August 31,
                                                 1998                 1997
                                             --------------------------------
                                                   (amounts in thousands)
             ASSETS

Current assets:
  Cash and temporary cash investments....    $    24,113          $    23,354
  Accounts receivable....................         87,491               93,425
  Deferred income taxes..................          2,102                2,102
  Other..................................          3,718                3,311
                                             --------------------------------
     Total current assets................        117,424              122,192

Long-term investments....................          2,679                3,738

Property and equipment:
  Computers and related equipment........         26,067               21,956
  Furniture, equipment and improvements..         10,664                9,666
  Equipment - contracts..................          5,771                5,771
                                             --------------------------------
                                                  42,502               37,393
  Less accumulated depreciation..........         21,334               18,715
                                             --------------------------------
     Net property and equipment..........         21,168               18,678

Goodwill and other intangibles (net of
  accumulated amortization)..............         46,520               48,130
Software development costs (net of
  accumulated amortization)..............          4,241                4,271
Investment in affiliates.................          9,606                8,363
Other assets.............................          1,167                  783
                                             --------------------------------
Total assets.............................    $   202,805          $   206,155
                                             ================================



NOTE: All references to the number of shares and per share amounts have been restated to reflect the effect of a three-for-two stock split effective October 21, 1996.

                            NICHOLS RESEARCH CORPORATION

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED) CONTINUED


                                            February 28,         August 31,
                                                1998               1997
                                            -------------------------------
                                             (amounts in thousands except
                                                    per share data)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.......................   $    20,682          $   28,448
  Accrued compensation and benefits......        14,856              11,388
  Income taxes payable...................           999                 369
  Current maturities of long-term debt...           761                 761
  Borrowings on line of credit...........             -              10,000
  Deferred revenue.......................         5,224               3,114
  Other..................................            52               1,534
                                            -------------------------------
    Total current liabilities............        42,574              55,614

Deferred income taxes....................         1,816               1,816

Long-term debt:
  Industrial development bonds...........         1,335               1,558
  Long-term notes........................         2,198               2,467
                                            -------------------------------
    Total long-term debt.................         3,533               4,025

Minority interest in consolidated
  subsidiaries...........................           801                 307

Stockholders' equity:
  Common stock, par value $.01 per share
    Authorized - 20,000,000 shares
    Issued - 13,354,601 and 13,137,657
      shares, respectively...............           133                 131
  Additional paid-in capital.............        92,777              90,015
  Retained earnings......................        62,459              55,535
  Less cost of treasury stock-168,500
    shares...............................        (1,288)             (1,288)
                                            -------------------------------
      Total stockholders' equity.........       154,081             144,393
                                            -------------------------------
Total liabilities and stockholders
  equity.................................   $   202,805         $   206,155
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

                         NICHOLS RESEARCH CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                       STOCKHOLDERS' EQUITY (UNAUDITED)

                                                          Additional                Total
                                      Common Stock          Paid-In   Retained    Treasury  Stockholder's
                                   Shares       Amount      Capital   Earnings     Stock       Equity
                                  -------------------------------------------------------------------
                                                 (amounts in thousands except share data)


                                                For the Three Months Ended February 28, 1998
                                                --------------------------------------------
Balance, August 31, 1997          13,137,657     $ 131     $ 90,015   $ 55,535   $ (1,288)   $144,393

Exercise of stock options            167,523         2        1,709          -          -       1,711

Employee stock purchases              49,421         -        1,053          -          -       1,053

Net income                                 -         -            -       6,924         -       6,924
                                  -------------------------------------------------------------------
Balance,February 28, 1998         13,354,601     $ 133     $ 92,777   $  62,459  $ (1,288)   $154,081
                                  ===================================================================



                                                For the Three Months Ended February 28, 1997
                                                --------------------------------------------

Balance, August 31, 1996          11,651,018     $ 117     $ 59,071   $  55,061   $ (1,288)  $112,961

Exercise of stock options            167,594         2        1,504           -          -      1,506

Employee stock purchases              34,742         -          734           -          -        734

Net income                                 -         -            -       5,715          -      5,715
                                  -------------------------------------------------------------------
Balance, February 28, 1997        11,853,354     $ 119     $ 61,309   $  60,776   $ (1,288)  $120,916
                                  ===================================================================


NOTE: All references to the number of shares and per share amounts have been restated to reflect the effect of a three-for-two stock split effective October 21, 1996.

                          NICHOLS RESEARCH CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                  For the Six Months Ended
                                                  ------------------------
                                                 February 28,   February 28,
                                                    1998            1997
                                                 --------------------------
                                                   (amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................     $     6,924    $     5,715
Adjustments to reconcile net income to net
  cash provided (used) by operating
  activities:
  Depreciation..............................           2,619          1,884
  Amortization..............................           2,176          1,019
  Equity in earnings of unconsolidated
    affiliates..............................            (290)          (280)
  Minority interest.........................             494            315
Changes in assets and liabilities net
  of effects of acquisitions:
  Accounts receivable.......................           5,934        (15,386)
  Other assets..............................            (883)        (2,370)
  Accounts payable..........................          (7,766)         1,792
  Accrued compensation and benefits.........           3,468          1,259
  Income taxes payable......................             630           (238)
  Other current liabilities.................             628           (351)
                                                 --------------------------
  Total adjustments.........................           7,010        (12,356)
                                                 --------------------------
    Net cash provided (used) by operating
      activities............................          13,934         (6,641)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment..........          (5,109)        (2,047)
Purchase long-term investments..............            (100)           (75)
Purchase capitalized software...............            (355)          (362)
Payment for investment in affiliates........          (1,028)        (4,092)
Proceeds from long-term investments.........           1,145            250
                                                 --------------------------
  Net cash used by investing activities.....          (5,447)        (6,326)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock......           2,764          2,240
Payments of long-term debt..................            (492)          (538)
Proceeds from borrowings on line of credit..               -         15,000
Payments on line of credit borrowings.......         (10,000)       (15,000)
                                                 --------------------------
  Net cash provided (used) by financing
    activities..............................          (7,728)         1,702
                                                 --------------------------

                        NICHOLS RESEARCH CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                              (UNAUDITED)


                                                    For the Six Months Ended
                                                   --------------------------
                                                   February 28,   February 28,
                                                       1998           1997
                                                   --------------------------
                                                     (amounts in thousands)

Net increase (decrease) in cash and
  temporary cash investments................             759        (11,265)

Cash and temporary cash investments
  at beginning of period....................          23,354         21,419
                                                   --------------------------
Cash and temporary cash investments at
end of period...............................     $    24,113    $    10,154
                                                 ==========================

NON-CASH TRANSACTIONS:
Adjustment to purchase price allocation.....     $         -    $       200

                        NICHOLS RESEARCH CORPORATION

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

                            February 28, 1998

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

Note 3 - New Pronouncements
         ------------------

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with earnings per common share and earnings per common share assuming dilution. Unlike primary earnings per common share, earnings per common share excludes any dilutive effects of options, warrants, and convertible securities. Earnings per common share assuming dilution is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

Note 4 - Investment in Affiliates
         ------------------------

The   Company  increased  its  capital  investment  in  Intertech
Management Group, Inc. by approximately $528,000.  As of February
28, 1998 the Company holds a 35% interest at an aggregate cost of approximately $ 5,663,000.

The  Company  increased its capital investment in NCCIM,  LLC  by
$500,000.   As  of  February 28, 1998 the  Company  holds  a  50%
interest at an aggregate cost of approximately $1,345,000.

Note 5 - Line of Credit
         --------------

The Company renegotiated its bank line of credit in November, 1997. The agreement provides for unsecured borrowings up to $100,000,000. The credit agreement provides for interest at London Interbank Offered Rate (LIBOR) plus a margin ranging from 0.325% to 0.450% and a facility fee, payable quarterly, of approximately 0.125% on the unused portion of the line of credit. The short-term commitment agreement ($50,000,000) is renewable annually and the long-term commitment agreement ($50,000,000) is renewable in November, 2000. There were no outstanding borrowings on this line of credit at February 28, 1998.

Note 6 - Earnings Per Share
         ------------------

The following table sets forth the computation of earnings per common share and earnings per common share assuming dilution:

                                   For the Three Months Ended      For the Six Months Ended
                                   February 28,  February 28,     February 28,   February 28,
                                       1998          1997            1998           1997
                               ------------------------------------------------------------
Numerator:
  Net income and income and
    income available to
    common stockholders and
    income available to
    common stockholders
    after assumed
    conversions...............   $  3,595,0000   $  2,780,000   $  6,924,000   $  5,715,000
                                 ==========================================================
Denominator:
  Denominator for earnings
    per common share -
    weighted average
    common shares.............      13,135,241     11,621,652     13,097,064     11,585,322

Effect of dilutive securities:
  Employee stock options......         474,456        714,853        498,328        679,515

Denominator for earnings per
  common share assuming
  dilution - adjusted weighted
  average common shares
  and assumed conversions.....      13,609,697     12,336,505     13,595,392     12,264,837
                                    =======================================================
Earnings per common share.....      $      .27    $       .24    $       .53    $       .49
                                    =======================================================
Earnings per common share
  assuming dilution...........      $      .26    $       .23    $       .51    $       .47

                                    ========================================================

                         NICHOLS RESEARCH CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Business Environment
---------------------------------
   The Company is a leading provider of technical and information technology (IT) services, including information processing, systems development and systems integration. The Company provides these services to a wide range of clients, including the Department of Defense (DoD), other federal agencies, state and local governments, healthcare and insurance organizations, and commercial enterprises. The Company's business strategy consists of three key elements: (i) maintain the Company's leadership in technology; (ii) apply the Company's technology to create solutions for new clients; and (iii) make strategic acquisitions and form alliances to expand the business of the Company and gain industry knowledge. The Company's business and financial performance are subject to risks and uncertainties, including those discussed below.

   The Company is organized in four strategic business units, reflecting the particular market focus of each line of business. Nichols Federal provides technical services primarily to U.S. government defense agencies. Nichols InfoFed provides information and technology services to a variety of governmental agencies. Nichols InfoTec provides information and technology services to various commercial clients, other than healthcare or insurance industry clients. Nichols TXEN provides information services to clients in the healthcare and insurance industries. For the six months ended February 28, 1998, the percentage of total revenues attributable to the four business units were approximately 60% for Nichols Federal, 20% for Nichols InfoFed, 9% for Nichols InfoTec, and 11% for Nichols TXEN.

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

    EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER
MATERIALLY FROM   THOSE   PROJECTED   IN   THE   FORWARD-LOOKING
STATEMENTS. THESE RISKS AND UNCERTAINTIES ARE DISCUSSED IN MORE DETAIL IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 31,1997,AND IN THE MANAGEMENT'S DISCUSSION AND
ANALYSIS   OF FINANCIAL CONDITIONS  AND  RESULTS  OF  OPERATIONS
SECTION OF THIS QUARTERLY REPORT. THESE FORWARD-LOOKING STATEMENTS CAN BE GENERALLY IDENTIFIED AS SUCH BECAUSE THE CONTENT OF THE STATEMENTS WILL USUALLY CONTAIN SUCH WORDS OF SIMILAR IMPORT. SIMILARLY, STATEMENTS THAT DESCRIBE THE COMPANY'S FUTURE PLANS, OBJECTIVES, GOALS OR STRATEGIES ARE FORWARD-LOOKING STATEMENTS.

Results of Operations
---------------------

   The following tables set forth, for the periods indicated, the percentage which certain items in the consolidated statements of income bear to consolidated revenues, and the percentage change of such items for the periods indicated:

                           For the Three Months Ended  For the Six Months Ended
                           February 28,  February 28,  February 28, February 28,
                              1998           1997          1998          1997
                           -----------------------------------------------------
Revenues.................     100.0%         100.0%        100.0%        100.0%

Costs and expenses:
  Direct and allocable
    costs................      83.0           89.0          83.2          88.4
  General and
    administrative
    expenses.............       9.3            5.7           9.1           6.0
   Amortization of
     intangibles.........       1.3            0.5           1.3           0.6
                           -----------------------------------------------------
       Total costs and
         expenses........      93.6           95.2          93.6          95.0
                           -----------------------------------------------------
Operating profit.........       6.4            4.8           6.4           5.0
Interest expense.........      (0.1)          (0.3)         (0.1)         (0.2)
Other income, principally
  interest...............       0.3            0.2           0.3           0.3
Equity in earnings of
  unconsolidated
  affiliates.............       0.2            0.1           0.2           0.1
Minority interest in
  consolidated
  subsidiaries...........      (0.2)          (0.1)         (0.3)         (0.1)
                           -----------------------------------------------------
Income before income
  taxes..................       6.6            4.7           6.5           5.1
Income taxes.............       2.5            1.7           2.5           1.8
                           -----------------------------------------------------
Net income                      4.1%           3.0%          4.0%          3.3%
                           =====================================================


The table below presents contract award and backlog data for the periods indicated:

                                      February 28,   February 28,
                                          1998          1997
                                     ----------------------------
                                        (amounts in thousands)

Contract award amount.............    $    98,041    $   391,261
Backlog (with options)............    $ 1,155,036    $ 1,246,000
Backlog (without options).........    $   485,103    $   542,958

                 NICHOLS RESEARCH CORPORATION


COMPARISON OF OPERATING RESULTS FOR FISCAL SECOND QUARTER 1998
WITH FISCAL SECOND QUARTER 1997

   REVENUES. Revenues decreased $4.4 million (4.8%) for the three months and $3.3 million (1.9%) for the six months ended February 28, 1998 as compared to the three months and six months ended February 28, 1997. Nichols Federal revenue increased 10% ($10 million) for the six months ended February 28, 1998 compared to the six months ended February 28, 1997 primarily as a result of continued growth in existing contract base. Nichols InfoFed revenues decreased 50% ($33 million) for the six months ended February 28, 1998 as compared to the six months ended February 28, 1997 primarily due to the timing of significant hardware and software purchases related to systems integration contracts. An increase in contract activity on systems integration contracts is expected during the next six months. Nichols InfoTec revenues increased 90% ($7 million) for the six months ended February 28, 1998 as compared to the six months ended February 28, 1997 primarily as a result of SAP software sales and integration services. Nichols TXEN revenue more than doubled ($13 million increase) during the six months ended February 28, 1998 as compared to the six months ended February 28, 1997 primarily as a result of the TXEN, Inc. acquisition completed in August 1997.

   OPERATING PROFIT. Operating profit increased $1.2 million (27.6%) for the three months and $2.2 million (25.1%) for the six months ended February 28, 1998 as compared to the three months and six months ended February 28, 1997. Operating margin for the six months ended February 28, 1998 was 6.4% as compared to 5.0% for the six months ended February 28, 1997.

   Nichols Federal operating profit increased 20% ($0.9 million) for the six months ended February 28, 1998 both as a result of increased contract activity and because in fiscal year 1997 operating profit was adversely affected by the completion of two significant contracts. Nichols InfoFed operating profit decreased 29% ($1.0 million) for the six months ended February 28, 1998 as a result of a decrease in systems integration hardware and software purchases, while margins on existing work improved. Nichols InfoTec operating profit increased 125% ($0.6 million) primarily as a result of increased SAP software sales and integration. Nichols TXEN operating profit increased substantially ($2 million) for the six months ended February 28, 1998 primarily as a result of the contribution from the acquisition of TXEN, Inc. completed in August 1997.

     Costs and expenses were 93.6% of revenues for the three months and six months ended February 28, 1998 as compared to 95.2% for the three months and 95.0% for the six months ended February 28, 1997. The decrease in direct and allocable costs as a percentage of revenues was primarily the result of significant hardware and software purchases for systems integration contracts. The $5.2 million (49.3%) increase in general and administrative expenses is primarily a result of the acquisition of TXEN, Inc. completed in August 1997. Amortization of intangibles increased $1.2 million (113.5%) primarily as a result of the amortization of intangibles recorded for the acquisition of TXEN, Inc. completed in August 1997.

   OTHER INCOME (EXPENSE). Other income (expense) increased $218,000 for the three months and decreased $7,000 for the six months ended February 28, 1998 as compared to the three months and six months ended February 28, 1997. Other income includes equity in earnings of unconsolidated affiliates and interest income; other expense includes interest expense and minority interest. Interest income is from the investment of the Company's cash reserves. Substantially all available cash is invested in interest-bearing accounts or fixed income instruments. Interest expense is primarily from the long-term borrowings of the Company and the commitment fee on unused line of credit.

   Equity in earnings of unconsolidated affiliates for the six months ended February 28, 1998 primarily represents the Company's share of the earnings of NCCIM, LLC a joint venture, 50% of which is owned by the Company; while the comparable amount for the six months ended February 28, 1997 represented the Company's share of earnings of TXEN, Inc. As of August 1997, TXEN, Inc. became a wholly-owned subsidiary of the Company.

   Minority interest primarily represents the minority partner's share of earnings of Nichols ENTEC, LLC a joint venture, 60% of which is owned by the Company. The increase in minority interest of $264,000 for the six months ended February 28, 1998 as compared to the six months ended February 28, 1997 is primarily the result of an increase in SAP software and implementation services in the Nichols InfoTec unit.

   INCOME TAXES. Income taxes as a percentage of income before taxes was 38.0% for the six months ended February 28, 1998 as compared to 36.2% for the six months ended February 28, 1997. The increase is primarily a result of the differences between financial and taxable income related to the amortization of intangibles.

   NET INCOME . Net income increased $0.8 million (29.3%) for the three months and $1.2 million (21.2%) for the six months ended February 28, 1998 as compared to the three months and six months ended February 28, 1997. The increase is a result of the matters discussed above.

   EARNINGS PER SHARE ASSUMING DILUTION. Earnings per share assuming dilution for the three months and six months ended February 28, 1998 were $0.26 and $0.51 as compared to $0.23 and $0.47 for three months and six months ended February 28, 1997, an increase of 17.2% and 9.3%, respectively. Net income increased 21.2% ($1.2 million), while weighted average common shares and common equivalent shares increased 10.8% (1,330,555 shares) for the six months ended February 28, 1998 as compared to the six months ended February 28, 1997.

Liquidity And Capital Resources
-------------------------------

   Historically, the Company's positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company's operational needs and support the acquisition program. Working capital was $74.8 million and $76.0 million at February 28, 1998 and 1997, respectively. Operating activities provided cash of $13.9 million for the six months ended February 28, 1998 and used cash of $6.6 million for the six months ended February 28, 1997. Investing activities used cash of $5.4 million for the six months ended February 28, 1998 and $6.3 million for the six months ended February 28, 1997. Financing activities used cash of $7.7 million for the six months ended February 28, 1998 and provided cash of $1.7 million for the six months ended February 28, 1997.

   Cash provided by operating activities increased $20.6 million for the six months ended February 28, 1998 as compared to the six months ended February 28, 1997. The primary difference is the result of a temporary increase in Accounts Receivable at February 28, 1997 due to systems integration contract invoices.

   Cash used for investing activities was $5.4 million for the six months ended February 28, 1998. Purchases of property and equipment were $5.1 million and $2.0 million for the six months ended February 28, 1998 and 1997, respectively. The Company realized net proceeds of $1.1 million from the maturity of long-term investments. An additional $0.5 million capital contribution was made to Intertech Management Group, Inc. in the second fiscal quarter and $0.5 million to NCCIM, LLC in the first fiscal quarter.

   Cash used for financing activities was $7.7 million for the six months ended February 28, 1998. The primary use of cash for financing activities was during the first fiscal quarter of 1998 for the repayment of $10 million indebtedness under the bank line of credit. The Company realized proceeds from the sale of common stock of $2.8 million and $2.2 million for the six months ended February 28, 1998 and 1997, respectively.

   The Company renegotiated its bank line of credit in November, 1997. The agreement provides for unsecured borrowings up to $100,000,000. The credit agreement provides for interest at London Interbank Offered Rate (LIBOR) plus a margin ranging from 0.325% to 0.450% and a facility fee, payable quarterly, of approximately 0.125% on the unused portion of the line of credit. The short-term commitment agreement ($50,000,000) is renewable annually and the long-term commitment agreement ($50,000,000) is renewable in November, 2000. There were no outstanding borrowings on this line of credit at February 28, 1998.

   The Company is regularly evaluating potential acquisition candidates and expects to complete other transactions this fiscal year. The purchase price allocation for TXEN, Inc. was finalized during the first fiscal quarter of 1998. The $29.9 million was allocated as follows; $15.4 million to goodwill, $12.7 million to other intangibles and $1.8 million to capitalized software development. Goodwill and other intangibles of $27.4 million are being amortized using the straight-line method over an estimated useful life of twenty years. Other intangibles of $0.7 million are being amortized using the straight-line method over an estimated useful life of seven years. The amount allocated to capitalized software development is being amortized using the straight-line method over an estimated useful life of five years.

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

Recent Accounting Pronouncements
--------------------------------

   In  February  1997, the Financial Accounting  Standards  Board
(FASB) issued Statement No. 128, EARNINGS PER SHARE. The overall objective of Statement No. 128 is to simplify the calculation of earnings per share (EPS) and achieve comparability with recently issued international accounting standards. The Company has reported using the new EPS basis in the second quarter ending February 28, 1998 and has restated all prior period EPS amounts to conform to the provisions of Statement No. 128.

Effects of Inflation
--------------------

Substantially  all  contracts awarded to the  Company  have  been based on proposals which reflect estimated cost increases due  to
inflation.   Historically, inflation has not  had  a  significant
impact on the Company.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

On January 8, 1998, the annual meeting of the Company's stockholders was held at the Corporate Headquarters in Huntsville, Alabama. Proxies were solicited and cast by the Company's transfer agent, ChaseMellon Shareholder Services, New York, New York. Matters put to vote and acted upon were the proposal to elect Directors to the Board of Directors, adoption of the Nichols Research Corporation 1997 Stock Option Plan, amendment to the Company's Certification of Incorporation to increase authorized shares of stock, adoption of the Nichols Research Corporation 1997 Stock Bonus Plan, ratify appointment of Ernst & Young LLP.

All  directors were elected for a term of one year and will serve
until  the  next  annual  meeting.   Directors  elected  were  as
follows:

                                      For          Withheld
                                   ----------      --------
     Chris H. Horgen               11,368,098      298,067
     Michael J. Mruz               11,363,320      302,845
     Roy J. Nichols                11,371,633      294,532
     Patsy L. Hattox               11,368,741      297,424
     Roger P. Heinisch             11,403,074      263,091
     John R. Wynn                  11,363,525      302,640
     William E. Odom               11,402,085      264,080
     James R. Thompson, Jr.        11,403,064      263,101
     Phil E. DePoy                 11,403,074      263,091
     Thomas L. Patterson           11,369,564      296,601
     David Friend                  11,403,074      263,091
     Daniel W. McGlaughlin         11,177,415      488,750

The  Nichols  Research  Corporation 1997 Stock  Option  Plan  was
approved.   Voting  for approval were 8,144,440   shares,  voting
against were 2,302,580 shares, and 48,302 shares abstained.

The Amendment to the Company's Certificate of Incorporation was amended to increase the authorized shares of common stock.
Voting for amendment were 11,549,345 shares, voting against 101,037 shares, and 15,783 shares abstained.

The Nichols Research Corporation 1997 Stock Bonus Plan was approved. Voting for approval were 9,531,127 shares, voting against 888,578 shares, and 75,617 shares abstained.

Ernst & Young, LLP was ratified to serve as the Company's independent auditors for the fiscal year ending August 31, 1998.
Voting for ratification were 11,541,031 shares, voting against were 32,336 shares and 92,798 shares abstained.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits.

     Exhibit No.                        Description

        3.1 Certificate of Amendment to the Certificate of Incorporation of Nichols Research Corporation

       10.1              Nichols Research Corporation 1997 Stock Option Plan

       10.2              Nichols Research Corporation 1997 Stock Bonus Plan

       10.3 Nichols Research Corporation Supplemental Retirement Benefit Plan between Nichols Research Corporation and Michael J. Mruz

       10.4 Nichols Research Corporation Supplemental Retirement Benefit Plan between Nichols Research Corporation and Chris H. Horgen

        27               Financial Data Schedule

(b) The Company has not filed any reports on Form 8-K for the three months ended February 28, 1998.

                       NICHOLS RESEARCH CORPORATION


                               SIGNATURES

                        MANAGEMENT REPRESENTATION
                        -------------------------

       The accompanying unaudited Consolidated Balance Sheets at February 28, 1998, and August 31, 1997 as well as the Consolidated Statements of Income, Consolidated Statements of Changes in Stockholders' Equity and Consolidated Statements of Cash Flows for the six months ended February 28, 1998 and 1997, have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included.





   April 13, 1998                     /s/  Allen E. Dillard
--------------------                       ---------------------
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


                                           NICHOLS RESEARCH CORPORATION


   April 13, 1998                 By:  /s/ Allen E. Dillard
--------------------                       ---------------------
Date                                       Allen E. Dillard
                                           Vice President and Chief
                                           Financial Officer
                                           (Principal Finance and
                                           Accounting Officer)