Form 10-Q
period 1998-05-31
NICHOLS RESEARCH CORP /AL/
filed 1998-07-14
CIK 806388

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549
                               _____________________

                                     FORM 10-Q

                   (X)      QUARTERLY REPORT PURSUANT TO
                              SECTION 13 OR 15 (d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarterly Period Ended May 31, 1998

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
                           Commission File Number 0-15295
               (Exact name of registrant as specified in its charter)
                               _____________________

                    DELAWARE                            63-0713665
        (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)              Identification no.)

                            4040 Memorial Parkway, South
                          Huntsville, Alabama  35802-1326
                                   (256) 883-1140
                (Address, including zip code, of principal offices)
                               _____________________

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

                            COMMON  STOCK, $.01 PAR VALUE
                    13,271,712 SHARES OUTSTANDING ON  May 31, 1998
                               _____________________

                                     FORM 10-Q

                            NICHOLS RESEARCH CORPORATION

                 QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 1998

                                       INDEX




          Part I.FINANCIAL INFORMATION

          Item 1.Financial Statements

                 Condensed Consolidated Statements of
                 Income for the Three Months and Nine
                 Months Ended May 31, 1998 and May 31,
                 1997 (Unaudited)

                 Condensed Consolidated Balance Sheets as of May 31, 1998 and August 31, 1997
                 (Unaudited)

                 Condensed Consolidated Statements of
                 Changes in Stockholders' Equity for the
                 Nine Months Ended May 31, 1998 and May
                 31, 1997 (Unaudited)

                 Condensed Consolidated Statements of
                 Cash Flows for the Nine Months Ended
                 May 31, 1998 and May 31, 1997
                 (Unaudited)

                 Notes to Condensed Consolidated
                 Financial Statements (Unaudite)

          Item 2.Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations


          Part II OTHER INFORMATION

          Item 1. Legal Proceedings

          Item 6. Exhibits and Reports on Form 8-K

                  Signatures

                                     FORM 10-Q
                            NICHOLS RESEARCH CORPORATION

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                     For the Three Months Ended   For the Nine Months Ended
                                                 Ended                     Ended
                                            May 31,    May 31,     May 31,     May 31,
                                             1998       1997       1998        1997
                                         --------------------------------------------
                                            (amounts in thousands except share data)
Revenues.............................    $113,429     $94,032    $284,910    $268,853

Costs and expenses:
  Direct and allocable costs.........      95,859      83,052     238,491     237,571
  General and administrative
   expenses..........................       9,112       5,851      24,807      16,360
  Amortization of intangibles........       1,196         515       3,372       1,534
  Purchased in-process
   research and development..........       2,000           -       2,000           -
                                         --------------------------------------------
     Total costs and expenses........     108,167      89,418     268,670     255,465

Operating profit.....................       5,262       4,614      16,240      13,388

Other income (expense):
 Interest expense ...................         (84)        (69)       (272)       (405)
 Other income, principally interest..         162         277         744         760
 Equity in earnings of
  unconsolidated affiliates..........          61         140         351         420
 Minority interest in
  consolidated subsidiaries..........        (183)         34        (677)       (196)
                                         --------------------------------------------
Income before income taxes...........       5,218       4,996      16,386      13,967
Income taxes.........................       1,983       1,814       6,227       5,070
                                         --------------------------------------------
Net income...........................    $  3,235    $  3,182    $ 10,159  $    8,897
                                         ============================================
Earnings per common share............    $    .24    $    .27    $    .77  $      .77
                                         ============================================
Earnings per common share
 assuming dilution...................    $    .24    $    .26    $    .74  $      .73

Weighted average common shares.......  13,233,833  11,698,417  13,142,654  11,623,020
                                         ============================================
Weighted average common shares
  and common equivalent shares.......  13,746,487  12,209,607  13,645,757  12,246,427
                                         ============================================

NOTE: The Company has not declared or paid dividends in any of the periods pre-sented. All references to the number of shares and per share amounts have been restated to reflect the effect of a three-for-two stock split effective October 21, 1996.

See accompanying notes.

                                     FORM 10-Q

                            NICHOLS RESEARCH CORPORATION


                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)


                                                    May 31,     August 31,
                                                     1998          1997
                                                  --------------------------
                 ASSETS                             (amounts in thousands)

Current assets:
 Cash and temporary cash investments............   $  7,678       $ 23,354
 Accounts receivable ...........................    106,912         93,425
 Deferred income taxes .........................      2,102          2,102
 Other .........................................      3,528          3,311
                                                  --------------------------
   Total current assets ........................    120,220        122,192

Long-term investments ..........................      2,525          3,738

Property and equipment:
 Computers and related equipment................     27,688         21,956
 Furniture, equipment and improvements .........     11,230          9,666
 Equipment - contracts .........................      5,771          5,771
                                                  --------------------------
                                                     44,689         37,393
 Less accumulated depreciation..................     22,990         18,715
                                                  --------------------------
   Net property and equipment...................     21,699         18,678

Deferred income taxes ..........................        749              -

Goodwill and other intangibles (net of
  accumulated amortization) ....................     55,517         48,130
Software development costs (net of
  accumulated amortization) ....................      4,241          4,271
Investment in affiliates .......................      9,473          8,363
Other assets ...................................      1,540            783
                                                  --------------------------
Total assets ...................................  $ 215,964     $  206,155
                                                  ==========================

NOTE: All references to the number of shares and per share amounts have been restated to reflect the effect of three-for-two stock split effective October 21, 1996.


See accompanying notes.

                                     FORM 10-Q
                            NICHOLS RESEARCH CORPORATION

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED) CONTINUED

                                                     May 31,      August 31,
                                                      1998           1997
                                                    ------------------------
   LIABILITIES AND STOCKHOLDERS' EQUITY              (amounts in thousands
                                                     except per share data)

Current liabilities:
 Accounts payable ............................      $  25,058      $  28,448
 Accrued compensation and benefits............         18,336         11,388
 Income taxes payable ........................            757            369
 Current maturities of long-term debt.........            761            761
 Borrowing on line of credit .................              -         10,000
 Deferred revenue ............................          5,903          3,114
 Other .......................................            608          1,534
                                                    ------------------------
   Total current liabilities..................         51,423         55,614

Deferred income taxes.........................          1,816          1,816

Long-term debt:
 Industrial development bonds.................          1,335          1,558
 Long-term notes .............................          1,979          2,467
                                                    ------------------------
   Total long-term debt.......................          3,314          4,025

Minority interest in consolidated
 subsidiaries ................................            984            307

Stockholders' equity:
 Common stock, par value $.01 per share
   Authorized - 30,000,000 and 20,000,000
   shares, respectively
   Issued -  13,440,212 and 13,137,657 shares,
   respectively...............................            134            131
 Additional paid-in capital ..................         93,887         90,015
 Retained earnings ...........................         65,694         55,535
 Less cost of treasury stock - 168,500
  shares......................................         (1,288)        (1,288)
                                                    ------------------------
     Total stockholders' equity...............        158,427        144,393
                                                    ------------------------
Total liabilities and stockholders' equity....      $ 215,964       $206,155
                                                    =========================

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

                                     FORM 10-Q
                            NICHOLS RESEARCH CORPORATION


                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                          STOCKHOLDERS' EQUITY (UNAUDITED)

                                                   Additional                           Total
                                   Common Stock      Paid-In  Retained    Treasury   Stockholder's
                                 Shares     Amount   Capital  Earnings     Stock       Equity
                              --------------------------------------------------------------------
                                          (amounts in thousands except share data)

                                        For the Nine Months Ended May 31, 1998
                                      ------------------------------------------
Balance, August 31, 1997       13,137,657  $   131  $ 90,015  $ 55,535  $ (1,288)     $144,393

Exercise of stock options         227,509        2     2,296         -         -         2,298

Employee stock purchases           75,046        1     1,576         -         -         1,577

Net income                              -        -         -    10,159         -        10,159
                            ----------------------------------------------------------------------
Balance, May 31, 1998          13,440,212  $   134  $ 93,887  $ 65,694  $ (1,288)     $158,427
                            ======================================================================


                                        For the Nine Months Ended May 31, 1997
                                      ------------------------------------------
Balance, August 31, 1996       11,651,018  $   117  $ 59,071  $  55,061 $ (1,288)     $112,961

Exercise of stock options         205,615        2     1,854          -        -         1,856

Employee stock purchases           58,752        -     1,133          -        -         1,133

Net income                              -        -         -      8,897        -         8,897
                            ----------------------------------------------------------------------
Balance, May 31, 1997          11,915,358  $   119  $ 62,058  $  63,958 $ (1,288)     $124,847
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

                                     FORM 10-Q

                           NICHOLS RESEARCH CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                               For the Nine Months Ended
                                               -------------------------
                                                  May 31,        May 31,
                                                   1998           1997
                                                 (amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................   $  10,159        $  8,897
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation .............................       4,275           2,920
  Amortization of intangibles ..............       3,372           1,534
  Equity in earnings of unconsolidated
   affiliates...............................        (351)           (420)
  Minority interest ........................         677             281
  Deferred income taxes ....................        (749)              -
  Purchased in-process research and
   development..............................       2,000               -
Changes in assets and liabilities net of
effects of acquisitions:
  Accounts receivable ......................      (9,140)        (37,758)
  Other assets .............................        (698)         (2,337)
  Accounts payable .........................      (6,474)         25,172
  Accrued compensation and benefits.........       6,291           3,190
  Income taxes payable .....................         388            (200)
  Other current liabilities ................       1,127             429
                                               --------------------------
  Total adjustments ........................         718          (7,189)
                                               --------------------------
    Net cash provided by operating
     activities.............................      10,877           1,708

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment..........      (7,061)         (3,242)
Purchase of long-term investment............        (100)            (75)
Purchase of capitalized software............        (557)
Payments for acquisitions, net of cash
  acquired..................................     (12,266)              -
Payments for investment in affiliates.......      (1,028)         (4,271)
Proceeds from long-term investments.........       1,295             275
                                               --------------------------
  Net cash used by investing activities.....     (19,717)         (7,313)

                              FORM 10-Q

                    NICHOLS RESEARCH CORPORATION

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (CONTINUED)


                                                For the Nine Months Ended
                                                  May 31,         May 31,
                                                   1998            1997
                                                -------------------------
                                                  (amounts in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock......       3,875           2,989
Proceeds from line of credit borrowings.....           -          15,000
Payments on line of credit borrowings.......     (10,000)        (15,000)
Payments of long-term debt..................        (711)           (628)
                                               --------------------------
  Net cash provided (used) by financing
   activities...............................      (6,836)          2,361
                                               --------------------------
Net decrease in cash........................     (15,676)         (3,812)

Cash and temporary cash investments at
 beginning of period ........................     23,354          21,419
                                               --------------------------
Cash and temporary cash investments at
 end of period...............................  $   7,678      $   17,607
                                               ==========================
NON-CASH TRANSACTIONS:
Adjustment to purchase price allocation......  $       -      $      200


See accompanying notes.

                                     FORM 10-Q

                            NICHOLS RESEARCH CORPORATION


                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

                                    May 31, 1998

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

          Note 3 - Acquisition
                   -----------
          On April 15, 1998 the Company acquired 100% of the outstanding stock of Mnemonic Systems, Inc. (MSI). MSI is a systems integration company serving clients primarily within the U.S. Department of Justice. Aggregate consideration of approximately $12.3 million was paid at closing. Additional consideration is contingent upon achieving specified operating results during the twelve months following acquisition as defined in the purchase agreement. The acquisition was accounted for using the purchase method of accounting. The allocation of the excess purchase price to intangible assets includes $2.0 million to in-process research and development and $9.9 million to goodwill. The purchased in-process research and development was expensed in the third quarter and is included in the condensed consolidated statements of income for the three months and nine months ended May 31, 1998. The goodwill amount is being amortized using the straight-line method over an estimated useful life of fifteen years.

                                     FORM 10-Q

                            NICHOLS RESEARCH CORPORATION

          Note 4 - Investment in Affiliates
                   ------------------------

          The Company increased its capital investment in Intertech Management Group, Inc. by approximately $528,000. As of May 31, 1998 the Company holds a 35% interest at an aggregate cost of approximately $5,663,000. The Company increased its capital investment in NCCIM, LLC by $500,000. As of May 31, 1998 the
          Company holds a 50% interest at an aggregate cost of approximately $1,345,000.

          Note 5 - Line of Credit
                   --------------

          The Company renegotiated its bank line of credit in November, 1997. The agreement provides for unsecured borrowings up to $100,000,000. The credit agreement provides for interest at London Interbank Offered Rate (LIBOR) plus a margin ranging from 0.325% to 0.450% and a facility fee, payable quarterly, of approximately 0.125% on the unused portion of the line of credit. The short-term commitment agreement ($50,000,000) is renewable annually and the long-term commitment agreement ($50,000,000) is renewable in November, 2000. There were no outstanding borrowings on this line of credit at May 31, 1998.

          Note 6 - New Pronouncements
                   ------------------

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

                                     FORM 10-Q

                            NICHOLS RESEARCH CORPORATION

          Note 7 - Earnings Per Share
                   ------------------

          The following table sets forth the computation of earnings per common share and earnings per common share assuming dilution:

                                   For the Three Months   For the Nine Months
                                          Ended                   Ended
                                   May 31,     May 31,     May 31,      May 31,
                                    1998        1997        1998         1997
                                ------------------------------------------------
Numerator:
 Net income and income
  available to common
  stockholders and income
  available to common
  stockholders after
  assumed conversions.........  $ 3,235,000 $ 3,182,000  $10,159,000 $ 8,987,000
                                ================================================
Denominator:
 Denominator for earnings
  per common share-weighted
  average common shares.......   13,233,833  11,698,417   13,142,654  11,623,020

 Effect of dilutive
  securities:
    Employee stock options....      512,654     511,190      503,103     623,407

 Denominator for earnings
  per common share assuming
  dilution - adjusted weighted
  average common shares and
  assumed conversions.........   13,746,487  12,209,607   13,645,757  12,246,427
                                ================================================

Earnings per common share.....  $       .24  $      .27   $      .77  $      .77
                                ================================================

Earnings per common share
 assuming dilution............  $       .24  $      .26   $      .74  $      .73
                                ================================================

Note 8 - Reclassification
         ----------------

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

                                     FORM 10-Q
                            NICHOLS RESEARCH CORPORATION

          Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

          Overview and Business Environment
          ---------------------------------

             The Company is a leading provider of technical and information technology (IT) services, inlcuding information processing, systems development and systems integration. The Company provides these services to a wide range of clients, including the Department of Defense (DoD), other federal agencies, state and local governments, healthcare and insurance organizations, and commercial enterprises. The Company's business strategy consists of three key elements: (i) maintain the Company's leadership in technology; (ii) apply the Company's technology to create solutions for new clients; and (iii) make strategic acquisitions and investments to expand the business of the Company and gain industry knowledge. The Company's business and financial performance are subject to risks and uncertainties, including those discussed below.

             The Company is organized in four strategic business units, reflecting the particular market focus of each line of business. The Defense and Intelligence unit, formerly Nichols Federal, provides technical services primarily to U.S. government defense agencies. The Government Information Technology unit, formerly Nichols InfoFed, provides information and technology solutions and services to a variety of governmental agencies. Nichols InfoTec provides information and technology services to various commercial clients, other than healthcare clients. Nichols TXEN provides information services to clients in the healthcare and insurance industries. The Company is currently evaluating whether the services and products provided to the insurance industry should continue to be included with Nichols TXEN or reorganized into Nichols InfoTec. For the nine months ended May 31, 1998, the percentage of total revenues attributable to the four business units was approximately 55% for Defense and Intelligence, 24% for Government Information Technology, 10% for Nichols InfoTec, and 11% for Nichols TXEN.

             Expansion through acquisitions is an important component of the Company's overall business strategy. The Company has successfully completed nine strategic acquisitions and investments since September 1, 1994. The Company's continued ability to grow by acquisitions is dependent upon, and may be limited by, the availability of compatible acquisition candidates at reasonable prices, the Company's ability to fund or finance acquisitions on acceptable terms, and the Company's ability to maintain or enhance the profitability of any acquired business.

            As part of the Company's business strategy to enter new markets, the Company intends to pursue large systems integration contracts in both the government and commercial markets, although competition for such contracts is intense and many of

                                     FORM 10-Q

                            NICHOLS RESEARCH CORPORATION

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

             The Company's revenues and earnings may fluctuate from quarter to quarter based on such factors as the number, size, and scope of projects in which the Company is engaged, the contractual terms and degree of completion of such projects, expenditures required by the Company in connection with such projects, any delays incurred in connection with such projects, employee utilization rates, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects, and general economic conditions. Under certain contracts, the Company is required to purchase, integrate and deliver to the customer large amounts of computer processing systems and other equipment. Revenues are accrued as costs to deliver these systems are incurred, and as a result, quarterly revenues will be impacted by fluctuations related to equipment purchases which occur on a periodic basis depending on contract terms and modifications.

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

             EXCEPT   FOR   HISTORICAL  INFORMATION CONTAINED HEREIN, THIS
          QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS AS  DEFINED
          IN   SECTION  21E  OF   THE   SECRUITIES   EXCHANGE ACT OF 1934.
          SUCH FORWARD-LOOKING  STATEMENTS ARE SUBJECT  TO  VARIOUS  RISKS
          AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES ARE DISCUSSED IN FORE DETAIL IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 31, 1997, AND IN THE MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS SECTION OF THIS
          QUARTERLY  REPORT.   THESE FORWARD-LOOKING   STATEMENTS   CAN  BE
          GENERALLY IDENTIFIED AS SUCH BECUASE THE CONTENT OF THE STATEMENTS
          WILL USUALLY  CONTAIN   SUCH  WORDS  AS THE COMPANY OR MANAGEMENT
          "BELIEVES," "ANTICIPATES," "EXPECTS," "HOPES," AND WORDS OF SIMILAR IMPORT. SIMILARILY, STATEMENTS THAT DESCRIBE THE COMPANY'S FUTURE PLANS, OBJECTIVES, GOALS OR STRATEGIES ARE FORWARD-LOOKING STATEMENTS.

                                       FORM 10-Q

                               NICHOLS RESEARCH CORPORATION

          Results of Operations
          ---------------------

             The  following table sets  forth, for the  periods indicated,
          the  percentage  which   certain  items   in  the   consolidated
          statements of income bear to consolidated revenues:

                                        For the Three       For the Nine
                                        Months Ended        Months Ended
                                      May 31,   May 31,    May 31,  May 31,
                                       1998      1997       1998     1997
                                   ----------------------------------------
Revenues.........................     100.0%    100.0%     100.0%   100.0%

Costs and expenses:
 Direct and allocable costs......      84.5      88.3       83.7     88.3
 General and administrative
  expenses.......................       8.0       6.2        8.7      6.1
 Amortization of intangibles.....       1.1       0.6        1.2      0.6
 Purchased  in-process research
  and development................       1.8         -        0.7        -
                                   ----------------------------------------
    Total costs and expenses.....      95.4      95.1       94.3     95.0
                                   ----------------------------------------

Operating profit.................       4.6       4.9        5.7      5.0
Interest expense.................      (0.0)     (0.0)      (0.1)    (0.2)
Other income, principally
 interest........................       0.1       0.3        0.3      0.3
Equity in earnings of
 unconsolidated affilites........       0.0       0.1        0.1      0.2
Minority interest in
 consolidated subsidiaries.......      (0.1)     (0.0)      (0.2)    (0.1)
                                   ----------------------------------------
Income before income taxes.......       4.6       5.3        5.8      5.2
Income taxes.....................       1.7       1.9        2.2      1.9
                                   ----------------------------------------
Net income.......................       2.9%      3.4%      3.6%      3.3%
                                   ========================================

               The Company had a backlog of approximately $1.1 billion, including options of $766.1 million, at May 31, 1998. The Company had a backlog of approximately $1.2 billion, including options of $684.4 million, at May 31, 1997. Backlog represents the amount of revenues expected to be realized from awarded contracts. Therefore, the amount in backlog is typically less than the face amount of the contract. The amount includes estimates based on the Company's experience with similar awards and customers and estimates of revenues that would be recognized from the performance of options, under existing contracts, that may be exercised by the customer. These estimates are reviewed periodically and are adjusted based on the latest available

                                      FORM 10-Q

                             NICHOLS RESEARCH CORPORATION


          information. Historically, these adjustments have not been significant. Because contracts in backlog are typically multi-year contracts, an increase in backlog may not translate into proportional revenue growth in any future period.

          The table below presents contract award and backlog data for the periods indicated:

                                                   May 31,    May 31,
                                                     1998      1997
                                               ----------------------
                                               (amounts in thousands)

                Contract award amount.......    $  174,996  $  444,309
                Backlog (with options)......    $1,138,331  $1,201,087
                Backlog (without options)...    $  372,212  $  516,681

                                     FORM 10-Q

                            NICHOLS RESEARCH CORPORATION

          Comparison of Operating Results for Fiscal Third Quarter 1998 with Fiscal Third Quarter 1997

             Revenues. Revenues increased $19.4 million (20.6%) for the three months and $16.1 million (6.0%) for the nine months ended May 31, 1998 as compared to the three months and nine months ended May 31, 1997. The Defense and Intelligence unit, which represents approximately 55% of consolidated revenue for the nine months ended May 31, 1998, reported an increase of $10.4 million ( 7.0%) for the nine months ended May 31, 1998 as compared to the nine months ended May 31, 1997, primarily as a
          result of  continued  growth in  existing  contract base.    The
          Government Information Technology unit,representing approximately 24% of consolidated revenue for the nine months ended May 31, 1998, reported a decrease of $31.3 million (31.6%) for the nine months ended May 31, 1998 as compared to the nine months ended May 31, 1997. The decrease is due to a reduction in the number of hardware systems integrated during the current period.Nichols
          InfoTec    revenues   increased $15.1  million  (127%)  for  the
          nine months ended May 31, 1998 as compared to the nine months ended May 31, 1997, primarily as a result of SAP software sales and integration services as well as the award of new contracts
          in   the   third   quarter  ended  May 31, 1998.   Nichols  TXEN
          revenues  have   increased  $21.9 million (209%)  for  the  nine
          months ended May 31, 1998 as compared to the nine months ended May 31, 1997 primarily as a result of the acquisition of TXEN, Inc. completed in August 1997.

             Operating Profit. In the third fiscal quarter the Company expensed, pre-tax, $2 million of purchased in-process research and development activities related to the acquisition of Mnemonic Systems, Inc. (MSI). Operating profit, including the $2 million write-off of purchased in-process research and development, increased $0.6 million (14.0%) for the three months and $2.9 million (21.3%) for the nine months ended May 31, 1998 as compared to the three months and nine months ended May 31, 1997. Operating profit, excluding the $2 million write-off of purchased in-process research and development, increased $2.6 million (57.4%) for the three months and $4.9 million (36.2%) for the nine months ended May 31, 1998 as compared to the three months and nine months ended May 31, 1997. Direct and allocable costs during fiscal year 1998 have decreased as a percent of revenues compared to fiscal year 1997 as a result of fewer hardware purchases for systems integration contracts. General and administrative expense increased $8.5 million (51.6%) for the nine months ended May 31, 1998 compared to the nine months ended May 31, 1997, primarily as a result of the acquisition of TXEN, Inc. completed in August 1997. Amortization of intangibles increased $1.8 million (119.8%) for the nine months ended May 31, 1998 as compared to the nine months ended May 31, 1997 primarily as a result of the amortization of the

                                    FORM 10-Q

                             NICHOLS RESEARCH CORPORATION

          intangibles recorded with the TXEN, Inc. acquisition completed in August 1997. The $2 million pre-tax write-off of purchased in-process research and development activities related to the MSI acquisition, represents 0.7% of total costs and expenses for the nine months ended May 31, 1998.

             Total costs and expenses were 95.4% of revenues for the three months and 94.3% for the nine months ended May 31, 1998 as compared to 95.1% for the three months and 95.0% for the nine months ended May 31, 1997.

             Operating Margin. Operating margin, including the $2 million write-off of purchased in-process research and development, was 4.6% for the three months and 5.7% for the nine months ended May 31, 1998 as compared to 4.9% for the three months and 5.0% for the nine months ended May 31, 1997. Operating margin, excluding the $2 million write-off of purchased in-process research and development was 6.4% for the three months and nine months ended
          May  31,  1998.    Defense  and  Intelligence  realized  a  5.4%
          operating margin  for the  nine  months ended  May  31, 1998  as
          compared to 4.6% for the nine months ended May 31,  1997   which
          decrease was  primarily  because of  the adverse affect  of  the
          completion  of  two   significant  contracts  in   fiscal  1997.
          Government Information Technology realized operating margins, excluding the $2 million write-off of purchased in-process research and development, of 6.2% for the nine months ended May 31, 1998 as compared to 5.2% for the nine months ended May 31, 1997. The improved margins are the result of increased margins on modifications awarded to existing contracts during fiscal
          year 1998.   The $2  million write-off  of purchased  in-process
          research and development related to MSI is associated with Government Information Technology and represents a decrease of 0.7% operating margin for the nine months ended May 31, 1998. Nichols InfoTec realized operating margins of 6.2% for the nine months ended May 31, 1998 as compared to 9.8% for the nine months ended May 31, 1997. The decrease is attributable to expenses incurred in acquiring and training staff for new client projects and development of additional sales and marketing infrastructure. Nichols TXEN realized operating margins of 11.7% for the nine months ended May 31, 1998 as compared to 3.0% for the nine months ended May 31, 1997. The improved margins are the result of the managed care operations acquired with the acquisition of TXEN, Inc. completed in August 1997.

             Other Income (Expense). Other income (expense) decreased $426,000 for the three months and $433,000 for the nine months ended May 31 , 1998 as compared to the three months and nine months ended May 31, 1997. Other income includes equity in earnings of unconsolidated affiliates and interest income; other expense includes interest expense and minority interest.
          Interest income is from the investment of the Company's cash reserves. Substantially all available cash is invested in interest-bearing accounts or fixed income instruments. Interest expense is primarily from the long-term borrowings of the Company and the commitment fee on unused line of credit.

             Equity in earnings of unconsolidated affiliates for the nine months ended May 31, 1998 primarily represents the Company's share of the earnings of NCCIM, LLC a joint venture, 50% of which is owned by the Company; while the comparable amount for the nine months ended May 31, 1997 primarily represents the Company's share of earnings of TXEN, Inc. As of August 1997, TXEN, Inc. became a wholly-owned subsidiary of the Company.

            Minority interest primarily represents the minority partner's share of earnings of Nichols ENTEC, LLC a joint venture, 60% of
          which is  owned  by  the  Company.   The  increase  in  minority
          interest of $0.5 million for the nine months ended May 31, 1998 as compared to the nine months ended May 31,1997 is primarily the result of an increase in SAP software sales and integration services in this Nichols InfoTec unit.

             Income Taxes. Income taxes as a percentage of income before taxes was 38.0% for the nine months ended May 31, 1998 as compared to 36.3% for the nine months ended May 31, 1997. The increase is primarily a result of the differences between financial and taxable income related to the amortization of intangibles.

             Net Income. Net income, including the $2 million pre-tax write-off of purchased in-process research and development, increased $0.1 million (1.7%) for the three months and $1.3 million (14.2%) for the nine months ended May 31, 1998 as compared to the three months and nine months ended May 31, 1997. Net income, excluding the $2 million pre-tax write-off of purchased in-process research and development, increased $0.9 million (51.2%) for the three months and $1.9 million (37.8%) for the nine months ended May 31, 1998 as compared to the three months and nine months ended May 31, 1997. The increases are a result of the discussions above.

             Earnings Per Common Share Assuming Dilution. Earnings per common share assuming dilution, including the $2 million pre-tax write-off of purchased in-process research and development for the three months and nine months ended May 31, 1998 were $0.24 and $0.74 as compared to $0.24 and $0.73 for the three months and nine months ended May 31, 1997. Earnings per common share assuming dilution, excluding the $2 million pre-tax write-off of purchased in-process research and development for the three months and nine months ended May 31, 1998 were $0.33 and $0.84. Net income, including the $2 million pre-tax write-off of purchased in-process research and development, increased $1.3 million (14.2%) for the nine months ended May 31, 1998 as compared to the nine months ended May 31, 1997. Net income, excluding the $2 million pre-tax write-off of purchased in-process research and development, increased $1.9 million (37.8%) for the nine months ended May 31, 1998 as compared to the nine months ended May 31, 1997. Weighted average common shares and common equivalent shares increased 11.4% (1,399,330 shares) for the nine months ended May 31, 1998 as compared to the nine months ended May 31, 1997.

          Liquidity And Capital Resources
          -------------------------------

             Historically, the Company's positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company's operational needs and support the acquisition program. Working capital was $68.8 million and $79.8 million at May 31, 1998 and 1997, respectively. Operating activities provided cash of $10.9 million and $1.7 million for the nine months ended May 31, 1998 and 1997, respectively.

                                     FORM 10-Q

                             NICHOLS RESEARCH CORPORATION

          Investing activities used cash of $19.7 million and $7.3 million for the nine months ended May 31, 1998 and 1997, respectively. Financing activities used cash of $6.8 million for the nine months ended May 31, 1998 and provided cash of $2.4 million for the nine months ended May 31, 1997.

             Cash provided by operating activities increased $9.2 million for the nine months ended May 31, 1998 as compared to the nine months ended May 31, 1997. The increase is the result of increased net income ($1.3 million), an increase in the non-cash adjustments to reconcile net income to net cash provided by operations ($4.9 million) and changes in operating assets and liabilities, net of the effects of acquisitions ($3.0 million).

             Cash used for investing activities was $19.7 million for the nine months ended May 31, 1998. The Company acquired all of the capital stock of Mnemonic Systems, Inc. for aggregate consideration of approximately $12.3 million. Purchases of property and equipment were $7.1 million and $3.2 million for the nine months ended May 31, 1998 and 1997, respectively. The Company realized net proceeds of $1.3 million from the maturity of long-term investments. An additional $1.0 million capital investment was made for affiliates accounted for using the equity method.

             Cash used for financing activities was $6.8 million for the nine months ended May 31, 1998. The primary use of cash for financing activities was during the first fiscal quarter of 1998 for the repayment of $10 million indebtedness under the bank line of credit. The Company realized proceeds from the sale of common stock of $3.9 million and $3.0 million for the nine months ended May 31, 1998 and 1997, respectively.

             The Company renegotiated its bank line of credit in November, 1997. The agreement provides for unsecured borrowings up to $100,000,000. The credit agreement provides for interest at London Interbank Offered Rate (LIBOR) plus a margin ranging from 0.325% to 0.450% and a facility fee, payable quarterly, of approximately 0.125% on the unused portion of the line of credit. The short-term commitment agreement ($50,000,000) is renewable annually and the long-term commitment agreement ($50,000,000) is renewable in November, 2000. There were no outstanding borrowings on this line of credit at May 31, 1998.

             The Company is regularly evaluating potential acquisition candidates and expects to complete other transactions this fiscal year. The purchase price allocation for TXEN, Inc. was finalized during the first fiscal quarter of 1998. Of the total purchase prince of $43.8 million, $29.9 million was allocated
          to   the   following  intangibles:   $15.4 million  to goodwill,
          $12.7  million  to  other   intangibles  and  $1.8   million  to
          capitalized  software   development.      Goodwill   and   other
          intangibles of $27.4 million are being amortized using the straight-line method over an estimated useful life of twenty years. Other intangibles of $0.7 million are being amortized using the straight-line method over an estimated useful life of
          seven years.    The  amount allocated  to  capitalized  software
          development is being amortized using the straight-line method over
          an estimated  useful life of five years.   The acquisition of MSI
          was  completed during  the third    fiscal    quarter   of  1998.
          The MSI acquisition  resulted in the   write-off  of  $2  million,
          pre-tax, purchased in-process research and development and the recording of approximately $9.9 million in goodwill which is being amortized using the straight- line method over an estimated useful life of fifteen years.

             The Company is evaluating the realignment of certain business areas, including the insurance business activities, in the fourth
          quarter of fiscal 1998.   In connection with this evaluation, it
          will be  determined  whether any   required  reductions  in  the
          carrying amount of certain intangibles will be required.

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

             The Company believes that its existing capital resources, together with available borrowing capacity, will be sufficient to fund operating needs, finance acquisitions of property and equipment, and make strategic acquisitions.

          Recent Accounting Pronouncements
          --------------------------------

             In February  1997, the  Financial Accounting Standards  Board
          (FASB) issued  Statement  No.  128,  Earnings Per  Share.    The
          overall objective of Statement No. 128 is to simplify the calculation of earnings per share (EPS) and achieve comparability with recently issued international accounting standards. The company has reported using the new EPS basis beginning in the second quarter ending February 28, 1998 and has restated all prior period EPS amounts to conform to the provisions of Statement No. 128.

          Effects of Inflation
          --------------------

             Substantially all contracts awarded to the Company have been based on proposals which reflect estimated cost increases due to inflation. Historically, inflation has not had a significant impact on the Company.

                                     FORM 10-Q

                            NICHOLS RESEARCH CORPORATION

          PART II - OTHER INFORMATION

          Item 1 - Legal Proceedings

               On May 31, 1996, the Company purchased all of the capital stock of Advanced Marine Enterprises, Inc. (AME), pursuant to an agreement which provides indemnification of the Company by the sellers against all damages arising out of litigation pending against AME. One of the pending cases was PRC, Inc. v. AME, et al., instituted on January 2, 1996, in the Circuit Court of Arlington, Virginia, Chancery No. 96.1, wherein PRC, Inc. alleged that, among other matters, AME and certain of its employees conspired to illegally acquire the PRC Engineering Department, including its employees, customers, property and proprietary information. The trial of the action resulted in a judgment against the defendants which was appealed to the Supreme Court of Virginia wherein the decree of the trial court was affirmed in part, reversed in part, and remanded. This matter was settled on June 17, 1998, by a payment of
          $5,158,119.39 to PRC from an escrow account funded by the sellers.

               Pursuant to a purchase agreement dated April 15, 1998, the Company purchased all of the capital stock of Mnemonic Systems, Inc. (MSI), from Artis B. Isaac (Isaac). The purchase agreement contains an indemnity from Isaac in favor of the Company against damages arising out of that certain litigation pending in the United District Court for the District of Columbia captioned Otto B. Isaac and Kathryn Isaac, Plaintiffs, v. Mnemonic Systems Inc. and Artis B. Isaac, Defendants instituted on August 8, 1996, wherein the plaintiffs alleged, among other matters, breach of contract, promissory estoppel, fraud, and negligent misrepresentation in connection with the employment of Otto B. Isaac by MSI and the subsequent termination of such employment relationship. MSI and Isaac have denied the allegations and have counterclaimed for breach of contract and fraud. In addition to the contractual indemnity, an escrow account funded by the seller in the amount of approximately $800,000 exists to secure Isaac's indemnity obligation to the Company, which the Company believes will be adequate to cover the potential liability associated with this litigation.

               On July 1, 1998, Forensic Technology WAI, Inc. (Forensic), filed suit against MSI in United States District Court for the Eastern District of Virginia, Alexandria Division, seeking injunctive relief, as well as monetary damages. Forensic has alleged that the Drugfire system offered by MSI and used for the examination of fired cartridges infringes a United States patent issued to Forensic on August 5, 1997. MSI believes that the Drugfire system is non-infringing, and that there are various grounds for invalidating the Forensic patent. The Company has made a claim for indemnity from Isaac pursuant to the contractual indemnity provisions of the purchase agreement.

                                     FORM 10-Q

                            NICHOLS RESEARCH CORPORATION

          Item 6 - Exhibits and Reports on Form 8-K

          (a)Exhibits.

             Exhibit No.                   Description
             -----------                   -----------
                10                   Mnemonic Systems, Inc. Stock
                                     Purchase Agreement

                27                   Financial Data Schedule

          (b)The Company has not filed any reports on Form 8-K for the nine months ended May 31,1998.

                                     FORM 10-Q

                            NICHOLS RESEARCH CORPORATION


                                     SIGNATURES

                               MANAGEMENT REPRESENTATION

          The accompanying unaudited Consolidated Balance Sheets at May 31, 1998, and August 31, 1997 as well as the Consolidated Statements of Income, Consolidated Statements of Changes in Stockholders' Equity and Consolidated Statements of Cash Flows for the nine months ended May 31, 1998 and 1997, have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included.






          July 14, 1998                     By:/s/ Allen E. Dillard
          ----------------------            -----------------------
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


                                            NICHOLS RESEARCH CORPORATION


          July 14, 1998                     By:/s/ Allen E. Dillard
          -------------------                  --------------------
          Date                              Allen E. Dillard
                                            Vice President and Chief
                                            Financial Officer
                                            (Principal  Finance and
                                            Accounting Officer)