Form 10-K
period 1998-08-31
NICHOLS RESEARCH CORP /AL/
filed 1998-11-27
CIK 806388

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                       FISCAL YEAR ENDED AUGUST 31, 1998.

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                           TRANSITION PERIOD FROM TO .

                         Commission file number 0-15295

                          NICHOLS RESEARCH CORPORATION
             (Exact name of registrant as specified in its charter)

              Delaware                                 63-0713665
              --------                                 ----------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

     4090 South Memorial Parkway
         Huntsville, Alabama                          35815-1502
         -------------------                          ----------
(Address of principal executive offices)              (Zip Code)

The registrant's telephone number including area code:  (256) 883-1140
                                                         --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                        Name of each exchange
-------------------                                        ---------------------
       None                                                         None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of November 3, 1998, there were 13,854,932 shares outstanding of Nichols Research Corporation voting Common Stock, $.01 par value. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $225,938,622 based on the closing price of such stock as reported by the Nasdaq National Market on November 3, 1998, assuming that all shares beneficially held by officers and members of the registrant's Board of Directors are shares owned by "affiliates," a status which each of the officers and directors individually disclaims.


                       DOCUMENTS INCORPORATED BY REFERENCE


Documents                                                   Form 10-K Reference
---------                                                   -------------------

Portions of the Proxy Statement for the January 14, 1999    Part III
  Annual Shareholders' Meeting


================================================================================

Except for historical information contained herein, this document contains forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These risks and uncertainties are discussed in more detail in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Annual Report. These forward-looking statements can be generally identified as such because the content of the statements will usually contain such words as the Company or management "believes," "anticipates," "expects," "plans," or words of similar import. Similarly, statements that describe the Company's future plans, objectives, goals, or strategies are forward-looking statements.


                                     PART I

ITEM 1.           BUSINESS

General

         References herein to the "Company" mean Nichols Research Corporation and its majority-owned subsidiaries and joint ventures.

         The Company is a premier provider of high-performance technology-based solutions and services where information access, movement, and evaluation are mission critical to an organization's success. The Company provides these services to a wide range of clients, in four markets: national security, government information technology (IT), commercial IT, and healthcare IT. The Company's substantial expertise and capabilities in a wide range of technologies have been built over a 22-year period of providing advanced development, scientific and application services to U.S. military programs, including air defense systems, national and theater missile defense systems, and weapons development programs. These activities have allowed the Company to build and maintain a foundation of advanced skills in systems engineering; command, control, communication, computers and intelligence (C4I) systems; virtual reality-based training systems; test and evaluation; naval architecture; high performance systems integration; information systems support; network and computer facility outsourcing and management software and systems development; data warehousing and mining; and systems security. The Company's advanced technical capabilities gained while performing services for mission critical federal projects provide the Company with a technological competence which the Company is transferring to the commercial sector. The Company today addresses the technology needs of a diverse customer base by applying its state-of-the-art technical capabilities in commercial system integration, simulation, software development and client-server architectures, including SAP(TM) consulting. As a result, the Company has expanded the market for its services by offering innovative technical solutions to customers' needs. Although the Company's traditional military technology business has continued to grow and represented approximately 55% of revenues in fiscal year 1998, other growing markets for the Company's services represented approximately 45% of revenues in fiscal year 1998.

        Some of the Company's federal government contracts contain options which are exercisable at the discretion of the customer. An option may extend the period of performance for one or more years for additional consideration on terms and conditions similar to those contained in the original contract. An option may also increase the level of effort and assign new tasks to the Company. In the Company's experience, options are usually exercised. Therefore, references herein to contract terms and values include options.

Business Strategy

        The Company's business strategy consists of three key elements: (i) maintain the Company's leadership in technology applications in its current markets; (ii) apply the Company's technology base to create solutions for new clients in chosen markets; and (iii) make strategic acquisitions and form alliances to gain industry knowledge and thereby expand the business base of the Company.

        Maintain Technology Leadership. The Company's substantial expertise and capabilities in a wide range of technologies have been built over a 22-year period of providing advanced development, scientific, and application services to U.S. military programs, including air defense systems, strategic and theater missile defense systems, and weapons development programs. The Company believes that, because of its expertise and capabilities with such a wide range of technologies, it has an advantage over its competitors in providing information technology and other technical business services based on these technologies. The Company will seek to maintain this advantage by keeping pace with new developments in technology and by continuing to compete for contracts which will require the Company to provide high-quality, sophisticated technical solutions to clients utilizing advanced technologies.

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

        Make Strategic Acquisitions And Form Alliances. The Company's acquisition program is a key component of its overall business strategy. The Company will seek to make strategic acquisitions and form alliances that will allow the Company to (i) develop technical services which it does not currently provide, (ii) target markets that it does not currently serve and gain industry knowledge in such markets, (iii) develop strategic relationships with clients, and (iv) spin-out high growth/high margin businesses.

        In order to better execute its business strategy, the Company is organized into the following four strategic business units reflecting the particular market focus of each line of business:


        Defense and Intelligence, formerly Nichols Federal, provides technical services primarily to U.S. Government defense agencies. For the year ended August 31, 1998, the Defense and Intelligence unit produced approximately 55% of the Company's revenues.

        Government Information Technology, formerly Nichols InfoFed, provides information and technology solutions and services to a variety of federal, state and local governmental agencies. For the year ended August 31, 1998, the Government Information Technology unit produced approximately 24% of the Company's revenues.

        Commercial Information Technology, formerly Nichols InfoTec, provides information and technology services to various commercial clients, other than healthcare clients. For the year ended August 31, 1998, the Commercial Information Technology unit produced approximately 10% of the Company's revenues.

        Healthcare Information Technology, formerly Nichols SELECT, provides administrative and information services to clients in the healthcare and insurance industries. For the year ended August 31, 1998, the Healthcare Information Technology unit produced approximately 11% of the Company's revenues.

Acquisitions and Alliances

        Since September 1, 1994, the Company has successfully completed ten strategic acquisitions and alliances to expand its business into other markets and gain industry knowledge. The key acquisitions and alliances completed during this period are:

        Communications & Systems Specialists, Inc. (CSSi). In September 1994, the Company acquired CSSi, which provides information systems development and services primarily in client-server systems development for federal government agencies. This acquisition enhanced the Company's ability to provide information development services.

        Conway Computer Group (CCG). In May 1995, the Company acquired CCG, which provides information technology products and services to a variety of commercial customers. As a result of the CCG acquisition, the Company expanded its business to include computerized workers' compensation claims, administration and risk management services. CCG also provides IT services to a variety of commercial customers, including software development and consulting services. CCG provides support services to customers with IBM business computer systems.

        Computer Services Corporation (CSC). In June 1995, the Company acquired CSC, which provides transaction and practice management system services, a computer-based medical management system, and a complete billing and accounts receivable management service to physicians and other medical providers. This acquisition expands the Company's commitment to IT services in the healthcare industry by providing the Company with a core business base in computerized transaction processing and related IT services. Effective September 23, 1996, CSC was merged into Nichols SELECT Corporation which was subsequently renamed Nichols TXEN Corporation.

        HealthGate Data Corporation (HealthGate). In October 1995, the Company acquired approximately 20% of HealthGate. HealthGate is a global Internet media company which develops and provides branded, interactive health and wellness information solutions to each of the four primary healthcare constituencies: patients, providers, payors and suppliers.

     Advanced Marine Enterprises, Inc. (AME). In May 1996, the Company acquired AME, a leading naval architecture and marine technical services firm. AME also develops simulation and virtual reality technology for naval and marine applications and provides support in ship acquisition management, production support, human systems integration and ship survivability and protection. AME sells ship simulators and virtual reality trainers to the international commercial ship building industry. Approximately 80% of AME's business is with the U.S. Navy. The acquisition substantially expanded the Company's presence in the Washington, D.C. area and provided an opportunity for the Company to expand its business relationship with the U.S. Navy.

     Intertech Management Group, Inc. (Intertech). During fiscal year 1997, the Company acquired approximately 36% of the capital stock of Intertech. Intertech provides software and data processing services to the telecommunications industry.

        NCCIM L.L.C (NCCIM). In fiscal year 1997, NCCIM, a joint venture equally owned by the Company and Colsa Corporation, was formed and awarded a five year contract having a value with options of $193 million. Under this contract, NCCIM provides support services for automation, telecommunications, visual information and records management for the U.S. Army Aviation and Missile Command and other federal, state and local government agencies.

        TXEN, Inc. (TXEN). In fiscal year 1995, the Company purchased 19.9% of TXEN's capital stock with an option to purchase the remaining 80.1%. In August 1997, the Company exercised its option to purchase the remaining 80.1% of the capital stock of TXEN. TXEN provides information technology products and services to the managed healthcare industry, including computerized claims processing and administration services. As a result of the acquisition of TXEN, the Company enhanced its knowledge of the healthcare industry and acquired a business base in a rapidly expanding segment of the healthcare information services industry. TXEN was merged into Nichols SELECT Corporation, which after the merger changed its name to Nichols TXEN Corporation.

        Mnemonic Systems, Incorporated (MSI). In April 1998, the Company acquired MSI, a systems integration company providing services primarily within the U.S. Department of Justice. The acquisition supports the Company's performance of information technology services for government agencies other than the Department of Defense (DOD).

     Welkin Associates, Ltd. (Welkin). In July 1998, the Company acquired Welkin, a provider of systems engineering and acquisition management services to the national intelligence community. The acquisition supports the Company's work in the national intelligence community and increases the Company's presence in the Washington D.C. area.

Defense and Intelligence

         The Company's Defense and Intelligence unit provides technical services to U.S. defense and intelligence agencies. For the year ended August 31, 1998, the Company's Defense and Intelligence unit produced approximately 55% of the Company's revenues.

         The Company provides systems engineering, systems analysis, simulation development, and systems integration for the defense and intelligence technical services market. The Company's capabilities include optics, guidance and control, software engineering, virtual reality trainers and simulations, naval architecture, and C4I. These technical services are rendered primarily for the U.S. Army, U.S. Navy, U.S. Air Force, and national agencies. Many of the Company's contracts are not project specific, but require that the Company provide technical services to a variety of weapons development and other projects.

         The Company has provided technical services related to missile defense since 1983 when the Strategic Defense Initiative Organization (SDIO) was formed. In 1993, SDIO changed its name to the Ballistic Missile Defense Organization
(BMDO). BMDO's mission continues to be Ballistic Missile Defense (BMD) with emphasis on Theater Missile Defense (TMD) and National Missile Defense (NMD). The Company's contract revenues from BMD programs were approximately $63.0 million in fiscal year 1996, $76.5 million in fiscal year 1997 and $71.7 million in fiscal year 1998. Approximately 17% of the Company's revenues in fiscal year 1998 were from contracts related to BMD, compared to 20% of revenues in fiscal year 1997, and 26% of revenues in fiscal year 1996. Ballistic Missile Defense has existed for more than 29 years as a mission of the DOD through activities such as the BMD program. If a decision were made to reduce substantially the scope of current BMD programs or to eliminate the BMDO, management believes that many national and theater missile defense programs, including some research and development areas that existed prior to the creation of SDIO/BMDO, would continue to be funded by the U.S. Army and U.S. Air Force, and other DOD agencies.

Missile and Air Defense

         For NMD and TMD programs, the Company's services include system architecture definition, system analysis, system and element definition and performance estimates, system engineering, lethality and vulnerability analysis, test and evaluation, model and simulation development, radar and infrared sensor and seeker definition and technology assessments, risk assessments, and program and system acquisition documentation. Under a five year contract awarded in fiscal year 1997 by the U.S. Army Space and Missile Defense Command with an estimated value of $250 million, the Company is providing systems engineering and technical support through studies, concept definition, independent analyses, simulations, technological assessments, and related tasks in support of ballistic and theater missile defense systems, experiments and technology demonstrations. Under a five year contract awarded in fiscal year 1998 by the BMDO with an estimated total value of $100 million, the Company provides system engineering support for sensor systems.

         Air Force Space Programs

         Under a seven year contract awarded in fiscal year 1993 by the U.S. Air Force Space and Missile Systems Center with an estimated total value of $100 million, the Company provides engineering, analysis, and design for satellite and missile development programs. The Company anticipates that this contract will be recompeted in late fiscal year 1999. Under several contracts with the U.S. Air Force, the Company supports new materials research, provides software quality assurance for testing and evaluation, supports research for infrared and cryogenic technologies, provides sensor data reduction analysis, and develops software for satellite tracking systems.

         Military Systems and Simulations

         The Company specializes in the application of information technology for military systems and the simulation of those systems. The Company has developed FlexTM, a modeling and simulation software product.The Company develops user-friendly interface technologies that assist in applying information technology for military applications.

         Army Tactical Systems and Technology

         The Company provides development services for U.S. Army tactical systems and technologies, which support Army project offices and research and development centers. The Company develops high-fidelity simulations for weapon systems, which are used for cost-effective missile concept definition, design, and analysis. Under a three year contract awarded in fiscal year 1997 with an estimated total value of $104 million, the Company provides functional engineering support to the U.S. Army Aviation and Missile Command's (AMCOM) Research Development and Engineering Center for missile guidance and control. The functional engineering support includes simulation-based analysis and technical support. The Company anticipates that this contract will be recompeted in fiscal year 1999.

         Under a four year contract awarded in fiscal year 1996 by the U.S. Army with an estimated contract value of $20 million, the Company is producing the Avenger Institutional Conduct of Fire Trainer (ICOFT) and the Avenger Tabletop Trainer. These two real-time training devices are being delivered to air defense units of the U.S. Army, U.S. Marine Corps, and to U.S. allies under the Foreign Military Sales Program.

         Under a five year contract awarded in fiscal year 1998 by the Naval Surface Warfare Center, Crane Division, with an estimated total value of $50 million, the Company is providing development, production, installation and field support services for various air defense systems.

         Army Simulation Programs

         The Company provides engineering, analysis and development services for U.S. Army tactical and strategic systems and advanced weapons system concepts, which support Army project offices and research and development centers. The Company develops high-fidelity digital, hardware-in-the-loop, and virtual reality man-in-the-loop simulations for weapon systems, which are used for cost-effective missile concept definition, design, and analysis. Under a four year contract awarded in fiscal year 1996 with an estimated total value of $93 million, the Company provides systems analysis, design and fabrication, simulation and software support, system, subsystem and component test and evaluation support, and scientific computing support to the AMCOM Research Development and Engineering Center for missile system simulation and analysis. The Company anticipates that this contract will be recompeted during fiscal year 1999.

         The Company has used the knowledge and capabilities that it gained from creating computer simulations, performing computer and network integrations and developing high resolution scene generations to establish an extensive business base in Distributive Interactive Simulation (DIS), Virtual Prototype Simulation
(VPS) and Virtual Engagement (VE) simulations. DIS, which is migrating into the High Level Architecture (HLA), is a simulation infrastructure that permits an interactive exchange of information to facilitate multiple simulations across a computer network. VPS is a virtual reality computer simulation that replicates the sights, sounds, and functionality of a given system, simulating both the operation of the weapon system and the environment surrounding the operator of the system. VPS may be used to evaluate equipment designs, instruct users in the operation of weapon systems, analyze the effectiveness of the system against different threats, or test system effectiveness under various conditions. VPS also provides the basis for the development of system trainers. VE simulations support the integration and testing of weapons systems by engaging real or virtual targets using a virtual missile interceptor. The Company has developed virtual prototype simulators for several AMCOM systems, including Bradley Linebacker, Line-Of-Sight-Anti-Tank (LOSAT) missile, Javelin, the Bradley Fighting Vehicle (BFV) A2 and the Improved Target Acquisition System (ITAS). BFV and ITAS include the Tube Launched Optically Guided Weapon (TOW) missile, Rapid Force Projection Initiative (RFPI) Hunter Vehicle, Unmanned Ground Vehicle
(UGV), and Advanced Chaparral. The Company has developed a VE simulation for the Patriot missile system which has been used in tests.

         Defense Systems Integration

         The Company provides system integration and development services for the DOD, and supports DOD program managed activities as well as research and development centers. The Company's capability to provide systems engineering and integration solutions and services is broad based. The Company conducts analyses of requirements, modernization of information technologies, process modeling, design and rapid prototyping of designs and extensive simulation of the design for operational application, training, testing and post deployment support and analyses.

         Digitization and C4I activities are a major force in the transformation and modernization of the military in the next century. Tactical and strategic digitization of the U.S. armed forces leverage the major IT advances in both the commercial and government sectors of the U.S. economy. A major program supported by the Company is the Rapid Forces Projection Initiative (RFPI) Advanced Concept Technology Development (ACTD), for which the Company has acted as the systems integration contractor since fiscal year 1994. The Company developed significant solutions to the application of commercial-off-the-shelf components for military needs including development of a Light Digital Tactical Operation Center prototype and simulation center, and a distributed command and control computer for the 101st Airborne Division of the U.S. Army. The Company has also assisted in the development of the Institute of Electrical and Electronic Engineers
(IEEE) standards for information exchange by the military, such as the Sensor Link Protocol for the Program Manager for Night Vision Devices. Under a five year contract awarded in fiscal year 1997 with an estimated total value of $50 million, the Company supports the Office of the Secretary of Defense and joint military services in the conduct of test planning, multi-service coordination, and execution for joint testing and evaluations.

         Advanced Tactical Systems

         The Company performs basic research and provides engineering services to the U.S. Air Force, U.S. Army, U.S. Navy, and Special Operations Command. The Company supports the U.S. Air Force in the development of simulations and signal processing algorithms for advanced guidance concepts for conventional weapon systems. The Irma Multi-Sensor Signature Model, the U.S. Air Force's standard air-to-surface target-in-background simulation, is an example of one such code. Training concepts and course development are provided to the U.S. Army Simulation, Training, and Instrumentation Command (STRICOM) and the Aviation Center. Other areas of engineering support include special operations technology, mine detection algorithms, avionics counter measures and formational positioning systems, and special operations maritime electronics.

         Naval Architecture

         The Company provides naval architecture, marine engneering services, services in ship acquisition management, production support, human systems integration, and ship survivability and protection. The Company is also a leader in the application of modeling and simulation technologies for naval solutions, simulations development, training simulators, and virtual reality programs.

         Under a five year contract awarded in fiscal year 1995 by the U.S. Naval Sea Systems Command, with an estimated total value of $169 million, the Company provides ship design services and technical support.

         Under two five year contracts awarded in fiscal year 1998 for the Naval Surface Warfare Center, Carderock Division, with an estimated total value of $23 million, the Company is performing marine scale model design, construction, and testing services, and ship systems integration engineering.

         Systems Engineering

         The Company provides studies, analysis, acquisition management and systems engineering services to elements of the intelligence community sponsoring advanced technology systems essential to national security. The Company delivers consulting services or direct support labor to augment the capability of selected U.S. Government agencies to develop, acquire, and integrate effectively complex systems or system components to achieve maximum effectiveness in system operation.

         Space Systems Applications

         The Company provides integration and development support involving satellite and other space applications. The Company performs contracts involving the establishment of the architecture of future space surveillance and avionics systems for the defense and intelligence community, and the development of related prototype information processing systems. These contracts are based on the Company's experience in optical sensor and geolocation technologies and its ability to develop sophisticated computer simulations to evaluate the performance of candidate architectures.

         Intelligence Program Applications

         The Company provides systems and software engineering services related to the design, development, and support of real-time and embedded IT systems, turnkey information systems, distributed client-server software systems, object-oriented software solutions, and software applications to the various U.S. Government intelligence agencies. The Company also provides engineering services in the areas of network security, enterprise solutions, and professional staff augmentation. The Company's information technology services cover a broad spectrum of multi-vendor platforms and operating environments, including client-server, scientific computing and digital signal processing. Business practices employed by the Company are consistent with the Software Engineering Institute Software and Systems Engineering Capability Maturity Models.

         Special Programs and Polarimetry Programs

         The Company provides technical services related to scientific and technical intelligence analysis, including hardware systems evaluation and integration, hardware-in-the-loop testing and evaluation, analysis of foreign weapons systems, foreign material exploitation, and system signature analysis and prediction. Results of this work aid U.S. weapon system developers in producing more effective products that give U.S. military forces greater combat leverage.

         The Company's 17-year record of such analysis and engineering support has positioned the Company to develop polarization technology as an augmentation to conventional optical sensor performance. The Company is continuing to develop the fundamental technology, both independently and through integrated product teams with government laboratories, while pursuing specific opportunities for application of the technology under contracts from several government agencies.

Government Information Technology

        The Company's Government Information Technology unit provides information services and systems integration to federal, state and local governmental agencies. For the year ended August 31, 1998, the Company's Government Information Technology unit produced approximately 24% of the Company's revenues.

        The services offered by the Company include information technology services, computer systems integration, staff augmentation, consulting services, computer facility management and operations, Internet services, and customized software system development for customers in the federal and state information technology services market.

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

        Under two three year contracts (excluding options) awarded in fiscal year 1996 by the U.S. Army Information Systems Selection and Acquisition Agency, the Company acts as the lead systems integrator for the DOD High Performance Computing Modernization Program. Under these contracts, the Company supplies computer hardware and software, provides maintenance and systems integration and provides Internet services to DOD shared resource centers in Dayton, Ohio and Vicksburg, Mississippi. The U.S. Government has awarded a total of only four such contracts under a program to modernize its shared computer resources. These shared resource centers offer government scientists and engineers access to state-of-the-art high performance computing and communications capabilities. The programs provide for periodic upgrades in systems to insure state-of-the-art technology is installed in these centers. These awards established the Company as a leader in systems integration of high performance computers. The Company anticipates that these contracts will be recompeted in fiscal year 1999.


        Other contracts include an eight year contract awarded in fiscal year 1994 with the State of Alabama, with an estimated total value of $53 million to provide complete systems integration and facilities management services for the statewide Alabama Research and Education Network and the Alabama Supercomputer Center. The Company is providing Internet access to state government, industry, college and secondary school clients within the State of Alabama. Under two eight year contracts awarded in fiscal year 1992 by the Defense Intelligence Agency's Missile and Space Intelligence Center with an estimated total value of $34 million, the Company provides acquisition, installation, Intranet and Internet services, and technical and management services for a high performance scientific computer center.

         In August 1998 the Company was awarded two eight year subcontracts under the General Services Administration's Seat Management Program with an estimated total value of $100 million. The Company has responsibility under these subcontracts for high performance computing services and for delivery of high-end scientific and engineering workstations.

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

        The Company supports federal and state government clients in the use of their information systems to ensure maximum potential and to keep such systems up-to-date with evolving hardware and software technology. The Company is performing its final option year under a $35 million contract awarded in fiscal year 1995 by the Centers for Disease Control and Prevention and the Agency for Toxic Substances and Disease Registry to upgrade, maintain, and manage their microcomputer local and wide area networks for a primary facility in Atlanta, Georgia, as well as offices in all 50 states and a number of locations around the world.

        In fiscal year 1998, the Company was awarded a seven year subcontract for $16 million to support the Space and Missile Defense Center. The Company will provide computer support and network administrative services and operate and maintain software applications.

        Other customers for which the Company provides information services include the State of Alabama Department of Human Resources and the Office of National Drug Control Policy.

Law Enforcement and Criminal Justice

        The Company is a provider of proprietary and state-of-the-art innovative technology and services to the investigative and law enforcement communities both domestically and internationally. The Company's focus is to improve the effectiveness of the criminal justice system. The Company provides software development, maintenance and technical support to the Federal Bureau of Investigation. The Company supports the Drug Enforcement Agency (DEA) by using digital imaging techniques to populate databases used in DEA investigations. The Company licenses a proprietary software product known as DRUGFIRETM which is a forensic firearms examination and analysis system installed throughout the United States and in six other countries. The Company also plans to introduce in fiscal year 1999, another software product, ScenePro, which will be an automated, multi-media crime scene toolkit.

Commercial Information Technology

        The Company provides information technology and services to commercial customers, state and local government agencies and judicial systems. The services offered by the Company include systems integration and engineering, application software development and deployment, data warehousing and mining, information security, staff augmentation, and SAP R/3 consulting and implementation. For the year ended August 31, 1998, the Company's Commercial Information Technology unit generated approximately 10% of the Company's revenues.

        SAP (TM) Licensing and Implementation

        Nichols ENTEC Systems, L.L.C. (ENTEC) is a joint venture presently owned 60% by the Company and 40% by DSM Copolymer, Inc., formed to license and implement SAP (TM) software. This software is used to manage accounting, human resources, production planning, materials management, and the sales and distribution functions. According to SAP publications, this software has been purchased by more than 9,000 customers worldwide. ENTEC is a National Implementation Partner with SAP America, specializing in the implementation of SAP R/3 enterprise-wide business software. In addition, ENTEC is both a SAP (TM) Certified Business Solutions Partner and ASAP Partner. ENTEC sells SAP R/3 software to companies with annual revenues of less than $200 million in the states of Arkansas, Louisiana, Mississippi, and Alabama. ENTEC provides a single point of contact for the customer interested in purchasing software, hardware, and services to implement a complete system. ENTEC was awarded a two year contract in fiscal year 1998 by DynMcDermott Petroleum Operations Company, with an estimated total value of $10 million, to deliver and implement SAP R/3 software for the Department of Energy's Strategic Petroleum Reserve. ENTEC clients include DSM Copolymer, Aluma-Form/Dixie Electrical Manufacturing Company, Tractor Supply Company, and Philips.

        Consulting and Professional Services

        The Company provides IT consulting and professional services such as networking and system integration client server, custom business application software development, contract programming, staff augmentation and training. The Company provides these IT consulting services for clients with all types of systems and networks. Programming and design capabilities range from traditional software languages to modern graphical user interface development tools. The Company's experience covers a broad spectrum of platforms and operating environments. The Company's clients include the State of Alabama, MobileComm, The Vanguard Group, Philips, the Virginia Courts System, and the University of Mississippi Medical Center.

Healthcare Information Technology

        The Company provides information technology-based administrative services for the healthcare industry. For the year ended August 31, 1998, the Company's Healthcare Information Technology unit produced approximately 11% of the Company's revenues.

        Nichols TXEN Corporation

        The Company formed CSC Acquisition, Inc. ("Acquisition") as a wholly-owned subsidiary on June 6, 1995. On June 30, 1995, the Company acquired all of the assets and certain liabilities of Computer Services Corporation
(CSC). Since its incorporation in 1967, CSC performed administrative services and information technology services for, and sold turnkey computer systems to, physician practices. The Company formed Nichols SELECT Corporation (Nichols SELECT) as a wholly-owned subsidiary on September 17, 1996. On September 23, 1996, Acquisition was merged into Nichols SELECT. On December 16, 1994, the Company acquired 19.9% of the capital stock of TXEN, Inc. (TXEN) with an option to acquire the remaining 80.1% of TXEN. Since its incorporation in 1989, TXEN provided technology information outsourcing and administrative outsourcing services for the managed health care industry. On August 29, 1997, the Company acquired the remaining 80.1% of TXEN through a merger of TXEN into Nichols SELECT, which after the merger continued to be wholly-owned by the Company. After the TXEN acquisition, Nichols SELECT changed its name to Nichols TXEN Corporation.

        The Company, through its wholly-owned subsidiary, Nichols TXEN Corporation, is a leading provider of outsourcing solutions for information technology and administrative services in the managed care and physician practice management segments of the health care industry. The Company's outsourcing services improve quality and reduce costs by minimizing the time and personnel needed to process health care transactions by offering customers a broad range of medical billing and claims processing solutions. The Company provides services under contracts and generates revenues primarily based on the number of transactions processed or the number of enrolled health plan members per month. As a result of the Company's fee structure and high customer retention, approximately 72% and 77% of Nichols TXEN's revenues for fiscal years 1997 and 1998, respectively, were recurring.

        The Company, through Nichols TXEN, offers a broad range of products and services which allow customers the flexibility to perform administrative functions with their own staff utilizing the Company's technology or to outsource to the Company certain administrative and processing functions. Each customer contracts with the Company for the level of outsourcing service needed. The Company's outsourcing solutions provide customers with significant benefits, including: (i) a variable rate operating cost structure for outsourced services;
(ii)  speed  of   implementation;   (iii)  reduced  capital   expenditures   for
administrative  health  care  technologies;  (iv)  access to  knowledgeable  and experienced personnel; (v) sophisticated application software and decision support tools; and (vi) streamlined administrative functions. As a result, the Company's services enable customers to concentrate on providing quality health care by focusing on core competencies. The Company maintains a centralized network data center to process transactions and provide technology services for its customers. The Company believes that its ability to offer both technical solutions and administrative services through a network data center differentiates the Company from competitors that offer only turnkey software solutions or only administrative services.

        The Company, through Nichols TXEN, has organized its healthcare and administrative services into two business divisions. The Managed Care Services division provides the Company's technology and services to health maintenance organizations (HMOs), physician-hospital organizations (PHOs), independent practice associations (IPAs), integrated delivery systems (IDSs), provider sponsored organizations (PSOs), Medicare and Medicaid HMOs, insurance carriers and managed third-party administrators (Managed TPAs). The Practice Management Services division provides the Company's technology and services to hospital-based and other physician groups, hospital emergency departments and physician networks. As of October 1, 1998, the Company had 90 managed care services customers representing over 3.0 million lives nationwide and over 235 practice management services customers representing approximately 3,000 physicians primarily in the Southeast.

        Workers' Compensation Services

        The Company develops and supports two major packaged software products which are used for property and casualty and workers' compensation insurance systems. One of the products provides rating, underwriting, policy administration, and premium accounting for insurance companies. The other product provides full claims administration and risk management, as well as electronic data transfer and managed care options, which may be used in conjunction with the other products in an insurance company environment. The Company also provides information technology consulting services, customized software development, and packaged solutions for the property and casualty insurance industry. Customers using the software include the State of Alaska, The Kroger Company, Employers' Security Insurance Co., and American Federated General Agency. The Company recently expanded its services by offering a continuum of technology-based services built around a network data center. For the fiscal year ended August 31, 1998, revenues from the Company's workers compensation services were less than 1% of total revenues. Beginning in fiscal year 1999, the Company's workers' compensation services became part of the Company's Commercial IT unit.

HealthGate

        The Company owns approximately 20% of HealthGate Data Corporation (HealthGate). HealthGate is a global Internet media company which develops and provides branded, interactive health and wellness information solutions to each of the four primary healthcare constituencies: patients, providers, payors and suppliers.

Competition

        The Company competes against technical services companies in the defense and aerospace industries, including TRW, Inc., GRC International, Inc., BTG, Inc., and CACI International, Inc. The information services industry in which the Company operates is highly fragmented with no single company or small group of companies in a dominant position. The Company's competitors include large, diversified firms with substantially greater financial resources and larger technical staffs than the Company. Some of the larger competitors offer services in a number of markets which overlap many of the same areas in which the Company offers services, while certain companies are focused on only one or a few of these markets. The firms which compete with the Company are consulting firms, computer services firms, applications software companies and accounting firms, as well as the computer service arms of computer manufacturing companies and defense and aerospace firms. The primary factors of competition in the business in which the Company is engaged include technical, management and marketing competence, price, and past performance. The federal government market is highly competitive with no single dominant company. Procurement reforms have increased the importance of a contractor's past performance in deciding new bid awards. Past performance can represent over half the criteria weighting on new awards. The Company emphasizes client satisfaction, as evidenced by the Company's ability to maintain clients for many years and winning all of its major contract recompetes during the last five years. The Company believes that its low overhead and cost structure give it an advantage in bidding on contracts.

Marketing

        For the Defense and Intelligence and Government IT units, the Company's marketing activities are generally directed by the strategic business unit presidents. The strategic business unit presidents coordinate the marketing activities of program development managers assigned to the executing business units. The program development staff, as well as other Company managers, engineers and scientists, attend new business briefings sponsored by government agencies, review publications and learn of new business opportunities through customer contacts. Potential new procurements are analyzed and evaluated within the unit of the Company that would be principally responsible for performance of the contract. The decision to submit a bid or proposal is made by the responsible unit president for bids under $10 million. The decision to submit a bid or proposal for bids greater than $10 million is made by the Chief Marketing Officer through a formal bid review process.

        For the Commercial IT and Healthcare IT units, the Company's marketing services are directed by such units' vice presidents of commercial sales. The marketing and sales staff receive a salary plus incentive compensation based on sales. After identifying prospective sales opportunities, the sales and marketing staff coordinates with the technical staff responsible for performing the services to develop each customer proposal which, if accepted, results in a contract award.

        The corporate marketing staff focuses on selected large procurements and activities associated with major new clients. Resources from across the Company are available to the corporate marketing staff to address major marketing issues. The corporate proposal staff and the corporate marketing staff report to the Chief Marketing Officer.

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

        The Company's federal government contracts are performed under cost-reimbursement contracts, time-and-materials contracts and fixed-price contracts. Cost-reimbursement contracts provide for reimbursement of costs (to the extent allowable under Federal Acquisition Regulations) and for payment of a fee. The fee may be either fixed by the contract (cost-plus-fixed fee) or variable, based upon cost, quality, delivery, and the customer's subjective evaluation of the work (cost-plus-award fee). Under time-and-materials contracts, the Company receives a fixed amount by labor category for services performed and is reimbursed (without fee) for the cost of materials purchased to perform the contract. Under a fixed-price contract, the Company agrees to perform certain work for a fixed price and, accordingly, realizes the benefit or detriment to the extent that the actual cost of performing the work differs from the contract price. Contract revenues for the year ended August 31, 1998 were approximately 43% from cost-reimbursement contracts, approximately 33% from time-and-materials contracts and 24% from fixed-price contracts.

        The Company's allowable federal government contract costs and fees are subject to audit by the Defense Contract Audit Agency (DCAA). Audits may result in non-reimbursement of some contract costs and fees. To date, the Company has experienced no material adjustments as a result of audits by the DCAA. The DCAA has not completed its audit of the Company's federal contracts for fiscal year 1998.

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

Backlog

        The Company had a backlog of approximately $1.3 billion, including options of $954.1 million, at August 31, 1998. The Company had a backlog of $1.2 billion, including options of $928.0 million, at August 31, 1997, and a backlog of $1.0 billion, including options of $501.8 million, at August 31, 1996. Backlog represents the amount of revenues expected to be realized from awarded contracts. Therefore, the amount in backlog is typically less than the face amount of the contract. The amount includes estimates based on the Company's experience with similar awards and customers, and estimates of revenues that would be recognized from the performance of options, under existing contracts, that may be exercised by the customer. These estimates are reviewed periodically and are adjusted based on the latest available information. Historically, these adjustments have not been significant. Because contracts in backlog are typically multi-year contracts, an increase in backlog may not translate into proportional revenue growth in any future period. Management believes that approximately 20% to 25% of the Company's backlog at August 31, 1998 will result in revenues for the year ending August 31, 1999.

        The backlog of contract awards is influenced by the number of new contracts awarded and by the number of contracts awarded where the Company has an existing contract that is recompeted. The Company performs under several large multi-year contracts which, upon expiration, are recompeted. Historically, the Company has been successful in winning recompeted contracts where it has been the incumbent contractor. However, the Company cannot give assurance that it will experience continued success with respect to future awards of recompeted contracts.

        The backlog amounts as presented are comprised of funded and unfunded components. Funded backlog represents the sum of contract amounts for which funds have been specifically obligated by customers to contracts. Unfunded backlog represents future contract or option amounts that customers may obligate over the specified contract performance periods. The Company's customers allocate funds for expenditures on long-term contracts on a periodic basis. The Company is committed to provide services under its contracts to the extent funds are provided. The funded component of the Company's backlog at August 31, 1998 was approximately $214.6 million. The funded components of the Company's backlog at August 31, 1997 and 1996, were $162.2 million and $99.5 million, respectively. The ability of the Company to realize revenues from contracts in backlog is dependent upon adequate funding for such contracts. Although funding of its contracts is not within the Company's control, historical contract fundings have been approximately equal to the aggregate amounts of the contracts.

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

Employees

        At August 31, 1998 the Company had approximately 3,000 full-time employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

ITEM 2.           PROPERTIES

         The Company currently leases approximately 253,000 square feet of office space in Huntsville, Alabama, and approximately 512,000 square feet of office space in approximately 30 other locations throughout the United States. The Company's leases expire at varying periods from 1998 to 2005, and currently call for minimum annual lease payments of approximately $9.3 million. Certain of the lessors under such leases are affiliated with the Company. See Note 8 to Notes to the Company's Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

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

        On July 1, 1998, Forensic Technology WAI, Inc. (Forensic), filed suit against MSI in United States District Court for the Eastern District of Virginia, Alexandria Division, seeking injunctive relief, as well as monetary damages. Forensic has alleged that the DRUGFIRE system offered by MSI and used for the examination of fired cartridges infringes a United States patent issued to Forensic on August 5, 1997. MSI believes that the DRUGFIRE system is non-infringing, and that there are various grounds for invalidating the Forensic patent. The Company has made a claim for indemnity against Isaac pursuant to the contractual indemnity provisions of the purchase agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to the executive officers of the Company as of August 31, 1998, is set forth below. Officers serve at the discretion of the Board of Directors.


                                                                                                           Officer
Name                        Age                       Position                                              Since

Chris H. Horgen              52            Chairman                                                         1976
Michael J. Mruz              53            Chief Executive Officer, President, Chief Operating              1994
                                           Officer and Director
Roy J. Nichols               60            Senior Vice President and Vice Chairman                          1976
Patsy L. Hattox              49            Corporate Vice President, Chief Administrative                   1980
                                           Officer, Secretary and Director
J. Michael Coward            55            Corporate Vice President and Chief Marketing Officer             1990
Allen E. Dillard             38            Corporate Vice President, Chief Financial Officer
                                           and Treasurer                                                    1992
Michael W. Solley            40            Executive Vice President                                         1992
John Rose                    52            President, Army Business Operations                              1998
James C. Moule               62            President, Navy and Air Force Business Operations                1988
Carl W. Monk, Jr.            51            President, National Programs Business Operations                 1998
Thomas L. Patterson          56            Chairman, Healthcare IT and Director                             1996
Paul D. Reaves               41            Chief Executive Officer, Healthcare IT                           1998
H. Grey Wood                 42            President, Healthcare IT                                         1998
Maurice Romine               57            President, Commercial IT                                         1996


     Messrs. Horgen, Nichols, Coward, Dillard, Solley and Moule and Ms. Hattox have been principally employed by the Company for over five years. Mr. Horgen serves as a director of SouthTrust Bank of Alabama, N.A. Mr. Nichols serves as a director of Adtran, Inc.

         Michael J. Mruz became President of the Company in August 1994, its Chief Operating Officer and a Director in September 1994, and its Chief
Executive Officer in September 1997. From 1989 to 1994, Mr. Mruz served as Executive Vice President, Chief Financial and Administrative Officer, and a member of the Board of Directors of BDM International, Inc. (BDM), a defense contractor. While at BDM, Mr. Mruz held the positions of Corporate Vice President from 1988 to 1989, Vice President/General Manager of BDM's Huntsville Technology Center from 1983 to 1988, Vice President, Systems Design and Analysis from 1979 to 1983, and various management and technical positions from 1974 to 1979. Mr. Mruz served in the U.S. Air Force from 1968 through 1974 in research and development assignments involving communications systems.

         John P. Rose became the President of the Company's Army Business Operations on May 1, 1998. General Rose retired as a Brigadier General from the U.S. Army in April, 1998. He served as the Director of Requirements on the Army Staff from July 1995 to April 1998. From July 1992 to July 1995, General Rose served as Director of North Atlantic Treaty Organization (NATO) Force Programs at the Supreme Headquarters Allied Powers Europe (SHAPE), Belgium. In that capacity he orchestrated military requirements for NATO nations in the post Cold War environment.

         Carl W. Monk, Jr. was named president of the Company's National Programs Business Operations in September 1998. Mr. Monk joined the Company in July 1998 with the acquisition of Welkin. Mr. Monk was the founder and CEO of Welkin from its inception in 1988 through its merger with the Company in 1998.

         Thomas L. Patterson is Chairman of Nichols TXEN Corporation, a wholly-owned subsidiary of the Company. He has been active in the healthcare, managed care, and insurance markets since 1980. Mr. Patterson was co-founder and President of TXEN, Inc., an information technology company for managed care organizations, from 1989 to 1997. From 1980 to 1989, he was President of SEAKO, Inc., an information technology company for practice management and managed care systems.

     Paul D. Reaves has been Chief Executive Officer of Nichols TXEN Corporation since May 1998. Mr. Reaves was a co-founder of TXEN, Inc., and he served as Executive Vice President of TXEN, Inc., from 1989 to 1997. From 1981 to 1989, Mr. Reaves was employed by SEAKO, Inc. in programming, implementation, customer support and sales and marketing. Mr. Reaves served as Vice President of SEAKO, Inc. from 1985 to 1989.

         H. Grey Wood has been President of Nichols TXEN Corporation since January 1998 and was Vice President and General Manager of TXEN, Inc. from 1995 to 1998. From 1993 to 1995, he was Director and General Manger of the Physician Practice Management Group of CSC Healthcare Systems, Inc., a vendor of turnkey practice management and managed care software.

         Maurice G. Romine became President of Nichols InfoTec Corporation, a wholly-owned subsidiary of the Company, in May 1997. He served as Vice President/General Manager of Nichols InfoTec Corporation from November 1996 until May 1997, and Vice President of the Company's Commercial Information Technology Systems from February 1996 to November 1996. Prior to joining the Company, Mr. Romine was employed by Intergraph Corporation, an interactive computer graphics systems company, where he served as Executive Vice-President, Corporate Marketing, from November 1989 to October 1992, and held various management and technical positions from October 1976 to November 1989.

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

Market and Stockholder Information

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol NRES. The following table sets forth, for the periods indicated, the high and low closing sale prices of the Company's Common Stock as reported on the Nasdaq National Market.

                           1998                                 1997
                    High               Low              High            Low

First Quarter      28 1/8            20 3/4            25 2/3          18 2/3
Second Quarter     26 5/8            20 3/8            29 3/4          21 1/2
Third Quarter      28 3/8            22                26 1/8          14 5/8
Fourth Quarter     28 3/4            20 1/8            25 3/4          17 3/4

         On November 3, 1998, the per share closing sale price of the Common Stock on the Nasdaq National Market was $19.875. On November 3, 1998, there were approximately 1,607 holders of record of the Common Stock.

Recent Sales of Unregistered Securities

         On July 28, 1998, the Company issued 415,671 shares of Common Stock to shareholders of Welkin in connection with the merger of a wholly-owned subsidiary of the Company with and into Welkin. The offering was exempt from registration under Section 4(2) of the Securities Act of 1933 as a transaction not involving any public offering.

ITEM 6.  SELECTED FINANCIAL DATA

                                                    FIVE-YEAR FINANCIAL SUMMARY

                       Pro forma                     Pro forma
                          1998         1998            1997              1997            1996             1995            1994
                          ----         ----            ----              ----            ----             ----            ----

Revenues           $ 427,043,000   $427,043,000   $ 398,142,000    $  398,142,000     $256,605,000   $ 180,698,000     $149,874,000

Net income         $16,958,000***  $ 14,423,000    13,199,000**    $    1,199,000     $ 10,063,000   $   7,651,000     $  6,858,000

Earnings per
  common share *   $        1.25   $       1.06   $        1.09    $         0.10     $       1.00   $        0.80     $       0.72

Earnings per
  common share
  assuming
  dilution*        $        1.20   $       1.02   $        1.04    $         0.09     $       0.94   $        0.77     $       0.70

Stockholders'
equity             $ 166,472,000   $166,472,000   $ 146,968,000    $  146,968,000     $115,052,000   $  69,358,000     $ 58,365,000


Long-term debt     $   2,948,000   $  2,948,000   $   4,025,000    $    4,025,000     $  4,784,000   $   5,366,000     $  4,328,000


Goodwill and
  other intangibles,
  net              $  54,214,000   $ 54,214,000   $  48,130,000    $   48,130,000      $21,004,000   $   8,803,000      $         -


Total assets       $ 224,061,000   $224,061,000   $ 210,132,000    $  210,132,000     $165,321,000   $ 103,283,000      $82,318,000


*        As adjusted for a three-for-two stock split effective October 21, 1996.

** Excludes a $12.0 million write off of purchased in-process research and development.

***      Excludes $4.1 million of pretax special charges.



NOTE: All prior periods have been restated to reflect the fiscal year 1998 merger with Welkin, which was accounted for as a pooling of interests.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained herein, this document contains forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These risks and uncertainties are discussed in more detail below. These forward-looking statements can be generally identified as such because the content of the statements will usually contain such words as the Company or management "believes," "anticipates," "expects," "plans," or words of similar import. Similarly, statements that describe the Company's future plans, objectives, goals, or strategies are forward-looking statements.

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

         The Company is organized into four strategic business units, reflecting the particular market focus of each line of business. The Defense and Intelligence unit, formerly Nichols Federal, provides technical services primarily to U.S. Government defense agencies. The Government Information Technology unit, formerly Nichols InfoFed, provides information and technology solutions and services to a variety of governmental agencies. The Commercial Information Technology unit, formerly Nichols InfoTec, provides information and technology services to various commercial clients, other than healthcare clients. The Healthcare Information Technology unit, formerly Nichols SELECT, provides information and administrative services to clients in the healthcare and insurance industries. For the year ended August 31, 1998, the percentage of total revenues attributable to the four business units was approximately 55% for Defense and Intelligence, 24% for Government IT, 10% for Commercial IT, and 11% for Healthcare IT.

Risk Factors

         The Company's business and financial performance are subject to risks and uncertainties, including those discussed below.

         Acquisition Strategy

         Expansion through acquisitions is an important component of the Company's overall business strategy. The Company has successfully completed ten strategic acquisitions and alliances since September 1, 1994, most of which have centered on IT and healthcare information services markets. Since the respective dates of the acquisitions, the Company has integrated these acquired entities in order to draw on the Company's base of technical expertise and capabilities in designing solutions for government, commercial, and healthcare clients. The Company's continued ability to grow by acquisitions is dependent upon, and may be limited by, the availability of compatible acquisition candidates at reasonable prices, the Company's ability to fund or finance acquisitions on acceptable terms, and the Company's ability to maintain or enhance the profitability of any acquired business.

         Performance of Large Systems Integration Contracts

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

         Variability of Quarterly Earnings or Operating Results

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

         Concentration of Revenues

         Approximately 75%, 88%, and 76% of the Company's total revenues in fiscal year 1998, fiscal year 1997 and fiscal year 1996, respectively, were derived from contracts or subcontracts funded by the U.S. Government. These U.S. Government contracts include military weapons systems contracts funded by the DOD that accounted for approximately 55%, 53%, and 57% of the Company's total revenues in such years, respectively. The Company believes that the success and development of its business will continue to be dependent upon its ability to participate in U.S. Government contract programs. Accordingly, the Company's financial performance may be directly affected by changing U.S. Government procurement practices and policies. Other factors that could materially and adversely affect the Company's government contracting business and programs include budgetary constraints, changes in fiscal policies or available funding, changes in government programs or requirements (including proposals to abolish certain government agencies or departments, curtailing the U.S. Government's use of technology services firms, the adoption of new laws or regulations), technological developments and general economic conditions. These factors could cause U.S. Government agencies to exercise their rights to terminate existing contracts for convenience or not to exercise options to renew such contracts.

         Certain of the Company's contracts individually contribute a significant percentage of the Company's revenues. The Company's seven largest contracts (by revenues) are with the U.S. Government and generated approximately 43% of the Company's total revenues for the year ended August 31, 1998. The Company expects revenues to continue to be concentrated in a relatively small number of large U.S. Government contracts. Termination of such contracts, or the Company's inability to renew or replace such contracts when they expire, could materially and adversely affect the Company's revenues and income. During fiscal year 1999, five of these seven contracts are expected to be recompeted.

         Reductions or Changes in Military Weapons Expenditures

         Historically, a majority of the Company's revenues (55% for the year ended August 31, 1998) are related to U.S. military weapons systems. The U.S. military weapons budget has been declining in real terms since the mid-1980s, resulting in some cases in program delays, extensions, and cancellations. A further significant decline in U.S. military expenditures for weapons systems, or a reduction in the weapons systems portion of the defense budget, could materially and adversely affect the Company. While not anticipated, the loss or significant curtailment of the Company's U.S. military contracts would materially and adversely affect the Company's revenues and income.

         Approximately 17% of the Company's revenues in fiscal year 1998 were from contracts related to Ballistic Missile Defense (BMD), compared to 20% of revenues in fiscal year 1997 and 26% of revenues in fiscal year 1996 from such contracts. Strategic defense has existed for more than 26 years as a mission of DOD through activities such as the BMD program. If a decision were made to reduce substantially the scope of current BMD programs, management believes that many national and theater missile defense programs would continue to be funded by the U.S. Army and U.S. Air Force, and other DOD agencies. While the Company has expanded into other markets, a decision to reduce significantly or eliminate missile defense funding would have an adverse effect on the Company's revenues and income.

         Uncertainties Associated with Government Contracts

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

Contract Profit Exposure

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

         Year 2000

         Many computer programs were designed and developed without considering the upcoming change in the century, which could lead to failure in computer applications or create erroneous results due to those computer programs not recognizing the year 2000. This issue is referred to as the "Year 2000" problem. Although the Company believes that its Year 2000 compliance program is comprehensive, the Company may not be able to identify, successfully remedy or assess all date-handling problems in its business systems or operations or those of its customers and suppliers. As a result, the Year 2000 problem could have a materially adverse affect on the Company's business, financial condition or results of operations.

Amortization of Intangible Assets Related to TXEN Acquisition

         In fiscal year 1995, the Company purchased 19.9% of the capital stock of TXEN, Inc. (TXEN), for approximately $1.5 million. In August 1997, the Company exercised its option to acquire the remaining 80.1% of the capital stock of TXEN for aggregate consideration of approximately $43.8 million. The total purchase price for the TXEN acquisition was allocated to the TXEN assets and liabilities. The excess of the purchase price over the fair market value of the tangible net assets acquired of approximately $42.1 million was allocated to the following intangibles: $12.0 million to in-process research and development, $15.6 million to goodwill, $12.7 million to other intangibles and $1.8 million to capitalized software development. In-process research and development of $12.0 million was expensed in the fourth quarter of 1997. Goodwill and other intangibles of $27.6 million are being amortized using the straight-line method over an estimated useful life of 20 years.

         Of the total purchase price for the acquisition of TXEN, $12.0 million was allocated to ten software programs and systems constituting in-process technology. The fair value of the acquired in-process technology was determined based on an analysis of the markets, projected cash flows and risks associated with achieving such cash flows. At the date of acquisition, the technological feasibility of the acquired technology had not been established and the acquired technology has no alternative future uses. There can be no assurance that the purchased in-process technology will be successfully developed. The acquired in-process technology consisted of ten software and systems development projects to reduce the time and personnel needed to perform managed care administrative functions and provide enhanced information reports. At the date of acquisition, the Company estimated that the cost to complete the projects was $1.75 million of which $445,000 was spent in fiscal year 1998 and of which $1.3 million is expected to be spent in fiscal year 1999. The Company expects to benefit from such projects commencing in the second quarter of fiscal year 1999. The Company expects the projects will be completed in the third quarter of fiscal 1999. To the extent the in-process technology is not successfully developed, this could have a material adverse impact on the Company's operating results and financial condition.

         In connection with the Company's filing of a Form S-3 registration statement, the Company is engaged in discussions with the staff of the
Securities and Exchange Commission regarding the purchase price allocation related to its August 1997 acquisition of TXEN. These discussions principally relate to the amount allocated to in-process research and development and the useful life of twenty years assigned to goodwill. The Company and its independent auditors, Ernst & Young LLP, believe the purchase price allocation recorded in connection with the TXEN acquisition, and related amortization charges, are in accordance with widely recognized appraisal practices and generally accepted accounting principles. However, the staff of the Securities and Exchange Commission has recently expressed views concerning valuation of in-process research and development in business combinations which, if determined to be applicable, would probably result in a reduction in the amount allocated to in-process research and development. If there are any significant changes as a result of these discussions to the amounts allocated to purchased in-process research and development or other intangible assets, or changes in the lives over which such amounts are amortized, these could result in a material reduction in the amount of the charge for in-process research and development reflected in the Company's financial results for the year ended August 31, 1997 and increased amortization expense in 1998 and subsequent periods which could be material.

Results of Operations

         The following table sets forth, for the periods indicated, the percentages which certain items bear to consolidated revenues and the percentage change of such items for the periods indicated. The amounts for fiscal years 1998 and 1997 include the impact of special charges to operating profit:

                                                                                                Percentage Increase
                                                         Percentage of Revenues                     (Decrease)
                                                         Years Ended August 31,               Years Ended August 31,
                                                   1998            1997          1996        1998-1997      1997-1996

Revenues.......................................   100.0%          100.0%         100.0%          7.3%          55.2%
Cost and expenses:
     Direct and allocable....................      83.3            88.3           85.1           1.3           60.9
     General and administrative..............       9.2             6.3            8.4          56.9           16.4
     Amortization of intangibles.............       1.0             0.5            0.5         121.3           53.0
     Special charges.........................       1.0             3.0            __          (65.6)           n/a
                                              ---------------------------------------------

         Total cost and expenses.............      94.5            98.1           94.0           3.4           61.9

Operating profit.............................       5.5             1.9            6.0         202.0          (49.9)
Other income (expense), net..................       0.1             0.3            0.2         (67.3)         167.5

Income before income taxes...................       5.6             2.2            6.2         168.2          (44.2)
Income taxes.................................       2.2             1.9            2.3          21.6           32.0
                                              ---------------------------------------------

Net income...................................       3.4%            0.3%           3.9%      1,102.9%         (88.1)%
                                              =============================================


         The following table summarizes the percentage of revenues by contract type for the periods indicated:

                                                        Years Ended August 31,
                                                      1998      1997       1996
                                                      ----      ----       ----

Cost-reimbursement................................... 43%        49%        51%
Fixed-price.......................................... 33         35         22
Time-and-materials................................... 24         16          27

         The table below presents contract award and backlog data for the periods indicated:

                                                                 Years Ended August 31,
                                                          1998              1997                1996
                                                          ----              ----                ----
                                                                         (in thousands)

Contract award amount................................$    453,527     $     679,174        $    598,653
Backlog (with options)...............................$  1,264,201     $   1,228,362        $  1,003,135
Backlog (without options)............................$    310,071     $     300,337        $    501,373
Backlog percentage by contract type:
     Cost-reimbursement..............................          44%              45%                 60%
     Fixed-price.....................................          37%              30%                 30%
     Time-and-materials..............................          19%              25%                 10%

         The backlog of contract awards is influenced by the number of new contracts awarded and by the number of contracts awarded where the Company has an existing contract that is recompeted. The Company performs under several large multi-year contracts which, upon expiration, are recompeted. Historically, the Company has been successful in winning recompeted contracts where it has been the incumbent contractor. However, the Company cannot give assurance that it will experience continued success with respect to future awards of recompeted contracts. Of the $599 million in contract awards for fiscal year 1996, $355 million or 59% were with respect to the two high performance systems integration contract awards. Of the $679 million in contract awards for fiscal year 1997, $447 million or 65% were awards related to recompetition of contracts where the Company was the incumbent. Of the $454 million of contract awards in fiscal year 1998, $77 million or 17% were awards related to recompetition of existing contracts where the Company was the incumbent. The Company expects that in fiscal year 1999, five of the Company's largest contracts by revenues will be recompeted.

Comparison of Operating Results for Fiscal Year 1998 with Fiscal Year 1997

        Revenues. Revenues increased $28.9 million (7.3%) for the year ended August 31,1998. The Company's Defense and Intelligence unit, which represented approximately 55% of consolidated revenues for the year, reported an increase of $16 million (7%), primarily as a result of continued growth in existing contract base. The Government IT unit, representing approximately 24% of consolidated revenues for the year, reported a decrease of $30 million, primarily as a result of reduced orders on two existing systems integration contracts. Commercial IT revenues increased $15 million (58%) for the year, primarily as a result of SAP software sales and integration services. Healthcare IT revenues increased $28 million (175%) for the year, primarily as a result of the acquisition of TXEN, Inc. completed in August 1997.

        Operating Profit. In the third quarter of fiscal year 1998 the Company expensed $2 million of purchased in-process research and development activities related to the acquisition of Mnemonic Systems, Incorporated (MSI). In the fourth quarter of fiscal year 1998 the Company expensed $2.1 million in special charges of which, $1.9 million related to the impairment of assets associated with the insurance line of business (see Note 4 of the Notes to Consolidated Financial Statements) and $0.2 million related to expenses incurred to consummate the merger with Welkin Associates, Ltd. (Welkin), accounted for as a pooling of interests. In the fourth quarter of fiscal year 1997 the Company expensed $12 million of purchased in-process research and development activities related to the acquisition of the remaining 80.1% of TXEN, Inc. (TXEN). Operating profit including the write-offs of purchased in-process research and development and special charges, increased $15.6 million (202%) for year ended August 31, 1998 as compared to year ended August 31, 1997. Operating profit excluding the write-offs of purchased in-process research and development and special charges, increased $7.8 million (39.3%) for the year ended August 31, 1998 as compared to the year ended August 31, 1997. Direct and allocable costs during fiscal year 1998 decreased as a percent of revenues compared to fiscal year 1997 as a result of fewer hardware purchases for systems integration contracts. General and administrative expense increased $14.2 million (56.9%) for the year ended August 31, 1998 compared to the year ended August 31, 1997, primarily as a result of the acquisition of TXEN completed in August 1997. Amortization of intangibles increased $2.6 million (121.3%) for the year ended August 31, 1998 as compared to the year ended August 31, 1997 primarily as a result of the amortization of the intangibles recorded with the TXEN acquisition completed in August 1997. The $4.1 million pre-tax special charges represents 1.0% of total costs and expenses for the year ended August 31, 1998. The $12.0 million pre-tax special charges represents 3.0% of total costs and expenses for the year ended August 31, 1997. Total costs and expenses were 94.5% of revenues for the year ended August 31, 1998 as compared to 98.1% of revenues for the year ended August 31, 1997.

        Operating  Margin.  Operating  margin  including the special charges was
5.5% of revenues for the year ended August 31, 1998 as compared to 1.9% of revenues for the year ended August 31, 1997. Operating margin excluding the special charges was 6.4% of revenues for the year ended August 31, 1998 as compared to 5.0% of revenues for the year ended August 31, 1997. The Company's Defense and Intelligence unit realized a 6.0% operating margin for the year ended August 31, 1998 as compared to 4.2% for the year ended August 31, 1997. The improved margins are primarily the result of improved margins on time-and-material contracts. The Company's Government IT unit realized operating margins, excluding the special charges, of 6.0% for the year ended August 31, 1998 as compared to 5.5% for the year ended August 31, 1997. The improved margins are the result of increased margins on modifications awarded to existing contracts during fiscal year 1998. The Company's Commercial IT unit realized operating margins of 4.7% for the year ended August 31, 1998 as compared to 8.5% for the year ended August 31, 1997. The decreased margins are a result of increased costs related to infrastructure additions and client receivable write-offs. The Company's Healthcare IT unit realized operating margins, excluding special charges, of 12.3% for the year ended August 31, 1998 as compared to 5.0% for the year ended August 31, 1997. The improved margins are the result of the managed care operations acquired with the acquisition of TXEN completed in August 1997.

        Other Income (Expense). Other income (expense) decreased $.7 million for the year ended August 31, 1998 as compared to the year ended August 31, 1997. Other income includes equity in earnings of unconsolidated affiliates and interest income. Other expense includes interest expense and minority interest. Interest income is from the investment of the Company's cash reserves. Substantially all available cash is invested in interest-bearing accounts or fixed income instruments. Interest expense is primarily from the long-term borrowings of the Company and the commitment fee on unused line of credit.

        Equity in earnings of unconsolidated affiliates for the year ended August 31, 1998 primarily represents the Company's share of the earnings of NCCIM, L.L.C., a joint venture, 50% of which is owned by the Company; while the comparable amount for the year ended August 31, 1997 primarily represents the Company's share of earnings of TXEN. As of August 29, 1997, TXEN became a wholly-owned subsidiary of the Company.

        Minority interest primarily represents the minority partner's share of earnings of Nichols ENTEC Systems, L.L.C., a joint venture, 60% of which is owned by the Company. The increase in minority interest of $0.7 million for the year ended August 31, 1998 as compared to the year ended August 31,1997 is primarily the result of an increase in SAP software sales and integration services in the Commercial IT unit.

        Income Taxes. Income taxes as a percentage of income before taxes was 39.2% for the year ended August 31, 1998 as compared to 86.4% for the year ended August 31, 1997. The decrease is primarily a result of the differences between financial and taxable income related to the amortization of intangibles and deductibility of special charges. In fiscal year 1997 the $12.0 million write-off of purchased in-process research and development was not deductible for tax purposes. In fiscal year 1998 the amortization expense of the intangible assets acquired in the August 1997 acquisition of TXEN was not deductible for tax purposes.

        Net Income. Net income including the special charges increased $13.2 million (1,103%) for the year ended August 31, 1998, as compared to the year ended August 31, 1997. Net income excluding the special charges increased $3.7 million (28.3%) for the year ended August 31, 1998 as compared to the year ended August 31, 1997. The increases are a result of the items discussed above.

        Earnings Per Common Share Assuming Dilution. Earnings per common share assuming dilution including the special charges were $1.02 for the year ended August 31, 1998 as compared to $0.09 for the year ended August 31, 1997. Earnings per common share assuming dilution excluding the special charges were $1.20 for the year ended August 31, 1998 compared to $1.04 for the year ended August 31, 1997. Net income including the special charges increased $13.2 million (1,103%) for the year ended August 31, 1998 as compared to the year ended August 31, 1997. Net income excluding special charges increased $3.7 million (28.3%) for the year ended August 31, 1998 as compared to the year ended August 31, 1997. Weighted average common shares and common equivalent shares increased 11.1% (1,412,291 shares) for the year ended August 31, 1998 as compared to the year ended August 31, 1997.

Comparison of Operating Results for Fiscal Year 1997 with Fiscal Year 1996

         Revenues. Revenues increased $141.5 million (55.2%) in fiscal year 1997. Approximately 70% of the increase was attributable to revenues from two high performance system integration contracts awarded in 1996. During fiscal year 1997, these two contracts generated approximately 30% of the Company's total revenues. At August 31, 1997 a substantial portion of the two contract values had been realized. These contracts generated less than 15% of the Company's total revenues in fiscal year 1998.Approximately 20% of the increase in revenues was attributable to acquisitions completed late in fiscal year 1996. Approximately 10% of the increase in revenues was attributable to the existing contract base.

         Operating Profit. The Company expensed $12.0 million of costs in the fourth quarter of fiscal year 1997 for research and development activities in-process at the time of the acquisition of the remaining 80.1% of TXEN stock. Including the $12.0 million write-off of purchased in-process research and development associated with the acquisition of TXEN, operating profit decreased $7.7 million (49.9%) in fiscal year 1997. Excluding the $12.0 million write-off of purchased in-process research and development, operating profit increased $4.3 million (27.8%) in fiscal year 1997. Including the write-off of purchased in-process research and development, costs and expenses were 98.1% of revenues for fiscal year 1997 compared to 94.0% of revenues for fiscal year 1996. The write-off of purchased in-process research and development represents 3.0% of total costs and expenses. Excluding the purchase of in-process research and development, costs and expenses were 95.0% of revenues for fiscal year 1997. Direct and allocable costs increased 60.9% ($133.0 million) in fiscal year 1997 as compared to fiscal year 1996. The increase is primarily the result of increased purchases of hardware, software and subcontractor services in the performance of certain government contracts. Direct and allocable costs as a percent of revenues increased to 88.3% in fiscal year 1997 as compared to 85.1% of revenues in fiscal year 1996 as a result of lower margins typically realized on the purchased hardware, software, and subcontractor services. General and administrative expenses increased 16.4% ($3.5 million) in fiscal year 1997 as compared to fiscal year 1996. The increase is primarily a result of investments in marketing and infrastructure resources made in fiscal year 1997 which are expected to support future commercial revenues.

         Other Income (Expense). Other income (expense) increased $0.7 million in fiscal year 1997 as compared to fiscal year 1996. Other income includes equity in earnings of unconsolidated affiliates and interest income. Other expense includes interest expense and minority interest. Equity in earnings of unconsolidated affiliates primarily represents the Company's share of earnings of TXEN. As of August 29, 1997, TXEN became a wholly-owned subsidiary of the Company. Interest income is from the investment of the Company's cash reserves. Substantially all available cash is invested in interest-bearing accounts or short-term fixed income instruments. Minority interest primarily represents the minority partner's share of earnings of Holland Technology Group and Holland Software Solutions, joint ventures, 60% of which are owned by the Company.

         Income Taxes. Income taxes as a percentage of income before taxes was 86.4% in fiscal year 1997 and 36.5% in fiscal year 1996. The $12.0 million write-off of purchased in-process research and development in the fourth quarter of fiscal year 1997 is not deductible for tax purposes.

         Net Income. Including the $12.0 million write-off of purchased in-process research and development, net income decreased $8.9 million (88.1%) for fiscal year 1997 as compared to fiscal year 1996. The decrease is the result of the impact of the $12.0 million write-off of purchased in-process research and development.

         Earnings Per Share Assuming Dilution. Earnings per share assuming dilution for fiscal year 1997 were $0.09 as compared to $0.94 for fiscal year 1996, a decrease of 90.0%. Excluding the $12.0 million write-off of purchased in-process research and development, earnings per share assuming dilution were $1.04 for fiscal year 1997 as compared to $0.94 for fiscal year 1996, a 10.2% increase. Excluding the $12.0 million write-off of purchased in-process research and development, net income increased 31.2% ($3.1 million), while weighted average shares outstanding increased 19.0% (2,031,407 shares) for fiscal year 1997 as compared to fiscal year 1996.

Liquidity and Capital Resources

        Historically, the Company's positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company's operational needs and support the acquisition program. Working capital was $78.0 million and $68.8 million at August 31, 1998 and 1997, respectively. Operating activities provided cash of $10.1 million and $16.9 million for the years ended August 31, 1998 and 1997, respectively. Investing activities used cash of $22.0 million and $29.2 million for the years ended August 31, 1998 and 1997, respectively. Financing activities used cash of $0.7 million for the year ended August 31, 1998 and provided cash of $14.1 million for the year ended August 31, 1997.

        Cash provided by operating activities decreased $6.8 million for the year ended August 31, 1998 as compared to the year ended August 31, 1997. The decrease is the result of a decrease in the non-cash adjustments to reconcile net income to net cash provided by operations ($3.9 million) and changes in operating assets and liabilities, net of the effects of acquisitions ($16.1 million) offset by increased net income ($13.2 million).

        Cash used for investing activities was $22.0 million for the year ended August 31, 1998. The Company acquired all of the capital stock of MSI for aggregate consideration of approximately $12.5 million. Purchases of property and equipment were $9.3 million and $4.8 million for the years ended August 31, 1998 and 1997, respectively. The Company realized net proceeds of $2.3 million from the maturity of long-term investments. An additional $1.0 million capital investment was made for affiliates accounted for using the equity method.

        Cash used for financing activities was $0.7 million for the year ended August 31, 1998. The primary use of cash for financing activities was for the net repayment of a $5.0 million indebtedness under the bank line of credit. The Company realized proceeds from the sale of common stock of $5.6 million and $4.6 million for the years ended August 31, 1998 and 1997, respectively.

        The Company renegotiated its bank line of credit in November 1997. The agreement provides for unsecured borrowings up to $100,000,000. The credit agreement provides for interest at London Interbank Offered Rate (LIBOR) plus a margin ranging from 0.325% to 0.450% and a facility fee, payable quarterly, of approximately 0.125% on the unused portion of the line of credit. The short-term commitment agreement ($50,000,000) is renewable annually and the long-term commitment agreement ($50,000,000) is renewable in November, 2000. There were $5,000,000 outstanding borrowings on this line of credit at August 31, 1998.

        The Company is regularly evaluating potential acquisition candidates and expects to complete other transactions in fiscal year 1999. The purchase price allocation for TXEN was finalized during the first fiscal quarter of 1998. The $30.1 million, preliminarily classified as goodwill, was allocated as follows; $15.6 million to goodwill, $12.7 million to other intangibles and $1.8 million to capitalized software development. Goodwill and other intangibles of $27.6 million are being amortized using the straight-line method over an estimated useful life of twenty years. Other intangibles of $0.7 million are being amortized using the straight-line method over an estimated useful life of seven years. The amount allocated to capitalized software development is being amortized using the straight-line method over an estimated useful life of five years. The acquisition of MSI was completed during the third fiscal quarter of 1998. The MSI acquisition resulted in the write-off of $2.0 million, pre-tax, purchased in-process research and development and the recording of approximately $10.0 million in goodwill which is being amortized using the straight-line method over an estimated useful life of 15 years.

        The Company has entered into preliminary negotiations with DSM Copolymer to acquire an additional 35% interest in the ENTEC joint venture from DSM Copolymer for $6.0 million plus an earn-out based on ENTEC revenues and profits. If the negotiations are successful, the Company would own a 95% interest in the joint venture. Closing is expected to occur during the second quarter of fiscal year 1999.

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

        The Company believes that, for the next four fiscal quarters, its existing capital resources, together with available borrowing capacity, will be sufficient to fund operating needs, finance acquisitions of property and equipment, and make strategic acquisitions, if appropriate.

Recent Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings Per Share. The overall objective of Statement No. 128 is to simplify the calculation of earnings per share (EPS) and achieve comparability with recently issued international accounting standards. The Company first reported on the new EPS basis in the second quarter ended February 28, 1998. All prior period EPS amounts (including information regarding EPS in interim financial statements, earnings summaries, and selected financial data) have been restated to conform to the provisions of Statement No. 128.

     In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income (SFAS 130). Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components. Adoption of Statement No. 130 by the Company on September 1, 1998 will have no impact on the Company's consolidated results of operations or stockholders' equity.

         In June 1997, the FASB issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS 131). Statement No. 131 changes the method of determining segments from that currently required, and requires the reporting of certain information about such segments. The Company has not finalized how its segments will be reported or whether and to what extent segment information will differ from that currently presented.

Effects of Inflation

        Substantially all contracts awarded to the Company have been based on proposals which reflect estimated cost increases due to inflation. Historically, inflation has not had a significant impact on the Company.

Year 2000

Overview

         Historically, certain computerized systems have had two digits rather than four digits to define the applicable year, which could result in recognizing a date using "00" as the year 1900 rather than the year 2000. This could cause significant software failures or miscalculations and is generally referred to as the "Year 2000" problem.

         The Company recognizes that the impact of the Year 2000 problem extends
beyond  its  computer   hardware  and  software  and  may  affect   utility  and
telecommunication services, as well as the systems of customers and suppliers.

         In response to the Year 2000 problem, the Company has developed a compliance program to evaluate and address date related problems with the Company's internal systems, services, products, and the systems and products of the Company's vendors and suppliers. The compliance program is managed by the Vice President of Corporate Information Systems and Services, and is patterned after the United States General Accounting Office (GAO) and Office of Management and Budget project management model.
The Company's Year 2000 compliance program includes five major phases:

         Awareness Phase. The Year 2000 problem is defined and managers at the executive level are educated about potential date related problems and the potential impact to the Company and its customers from Year 2000 date handling errors. A Year 2000 program team is established and an overall strategy is developed.

         Assessment Phase. The Year 2000 program team assesses the Year 2000 impact on the Company by: (i) identifying core business areas and processes;
(ii) performing an inventory and analysis of systems supporting the core business areas; (iii)contacting third party service providers, and software and hardware vendors to determine Year 2000 issues and their plans for becoming Year 2000 compliant; and (iv) prioritizing conversion or replacement of systems.

         Renovation Phase. The Year 2000 program team corrects Year 2000 problems identified in the Assessment Phase by modifying program software, updating databases, replacing systems or utilizing other appropriate methods.


         Implementation Phase. The Year 2000 program team tests, verifies, and validates converted or replaced systems, applications, databases and utilities within a limited operational environment.

         Validation Phase. The Year 2000 program team fully implements converted or replaced systems, applications, databases and utilities. The Year 2000 program team also performs extensive testing of all system changes.

         As part of the awareness phase the Company has reviewed

          -  Mission Essential Software Systems
          -  Mission Essential Computational Systems (hardware)
          - Mission Essential Facilities Systems, including elevators, heating and air conditioning systems, photocopying machines and utility services
          -  Mission Essential Network Systems
          -  Customer Software Services,provided by the Company's business units
          -  Mission Essential Vendor-Supplied Software and Services

     The Company considers a system "mission essential" if a failure in that system would materially disrupt the ability of the Company to perform contractual services or to process business information in a timely manner. The Company monitors the status of its Year 2000 compliance program and routinely updates its Intranet to provide compliance data to its managers and employees.

     The Company provides services and products to the U.S. Government pursuant to specific contractual terms and exact specifications. The Company believes that it will be responsible for upgrading only those services or products that specify Year 2000 compliance and do not yet meet this requirement. The Company is not currently aware of any such services or products.

Status and Timetable for Year 2000 Compliance

                  Nichols Research has developed a master timetable for its Year 2000 compliance program. The status of each major category of mission essential systems is as follows:



          SYSTEM CATEGORY                          PHASE          ESTIMATED DATE
                                                                  FOR COMPLIANCE
--------------------------------------------------------------------------------

Mission Essential Software Systems               Renovation       December 1998
Mission Essential Computational Systems          Renovation       December 1998
Mission Essential Network Systems                Renovation       December 1998
Mission Essential Facilities Systems             Assessment       Unknown
Mission Essential Customer Systems               Renovation       December 1998
Mission Essential Vendor-Supplied Software
  & Services                                     Assessment       Unknown


         The phases listed above represent the status of the majority of products within each category. There may be, within each "system," components at a lower or higher phase in the Year 2000 assessment. For example, although
Mission Essential Vendor-Supplied Software and Services is rated in the Assessment Phase, many of the Company's vendors have already been contacted and have supplied letters or referenced web pages certifying their Year 2000 compliance. The Vice-President of Corporate Information Systems and Services maintains compliance letters and referenced web page addresses.

         While the Company estimates that its internal systems will be Year 2000 compliant by the end of calendar year 1998, there can be no assurance that the third-party supplied software, hardware and services included in the Essential Facilities and Vendor-Supplied Services categories will be Year 2000 compliant, or that these third-parties will not suffer a Year 2000 business disruption that may adversely affect the Company's business, financial condition or results of operations.

Contingency Plans

         Because the Company's Year 2000 conversions are expected to be completed prior to any potential disruption to the Company's business, the Company has not yet completed the development of a comprehensive Year 2000 contingency plan. However, the Company has minimized its exposure to Year 2000 failures of vendor supplied products by adding Year 2000 compliance as a standard condition to its purchase orders. These contracts also reference Federal Acquisition Regulation 39.106, which addresses Year 2000 compliance issues. The Company is currently negotiating a Risk Management Insurance Policy designed to protect the Company in the event that it is involved in litigation arising from errors and omissions relating to Year 2000 issues. If the Company determines that its business is at material risk of disruption due to the Year 2000 problem, or anticipates that its Year 2000 conversions will not be completed in a timely fashion, the Company will work to develop a detailed contingency plan.

Cost for Year 2000 Compliance

         The Company believes that the total cost of its Year 2000 compliance activity will not be material to the Company's operation, liquidity and capital resources. The Company estimates that the total cost for its Year 2000 compliance will be $688,500 which represents 11,475 hours of analysis, modification and testing, and $34,500 for new equipment purchases. To date, the Company has completed 6,850 hours of Year 2000 compliance work, and purchased new equipment valued at $27,000, for a total cost of $438,000.

Year 2000 Risks Faced by the Company

         Although the Company believes that its Year 2000 compliance program is comprehensive, the Company may not be able to identify, successfully remedy or assess all date-handling problems in its business systems or operations or those of its customers and suppliers. As a result, the Year 2000 problem could have a materially adverse affect on the Company's business financial condition or results of operations.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                           CONSOLIDATED BALANCE SHEETS

                                                                      August 31,       August 31,        August 31,
                                                                         1998              1997             1996
                                                                   ----------------------------------------------------
                           ASSETS                                                (amounts in thousands)

Current assets:
     Cash and temporary cash investments (Note 1).........         $        11,275   $        23,964  $        22,151
     Accounts receivable (net of allowance of $534,
         $181, and $29)  (Note 2).........................                 113,392            96,303           92,403
     Deferred income taxes (Notes 1 and 5)................                   2,488             2,102            1,519
     Other................................................                   3,939             3,162            2,438
                                                                   ----------------------------------------------------
         Total current assets.............................                 131,094           125,531          118,511

Long-term investments  (Notes 1 and 3)....................                   1,519             3,738            4,483

Property and equipment (Note 1):
     Computers and related equipment......................                  29,465            22,409           17,455
     Furniture, equipment and improvements................                  12,210            10,192            7,237
     Equipment - contracts................................                   5,771             5,771            5,771
                                                                   ----------------------------------------------------
                                                                            47,446            38,372           30,463
     Less accumulated depreciation........................                  25,011            19,101           14,974
                                                                   ----------------------------------------------------
         Net property and equipment.......................                  22,435            19,271           15,489

Goodwill and other intangibles (net of accumulated
       amortization of $5,857, $2,946, and $1,246)                          54,214            48,130           21,004
       (Notes 1, 4, and 11)...............................
Software development costs (net of accumulated
     amortization of $840, $314, and $113) (Notes 1 and 4)                   3,701             4,271            1,138
Investment in affiliates  (Note 12).......................                   9,607             8,363            4,099
Other assets..............................................                   1,491               828              597
                                                                   ----------------------------------------------------

Total assets..............................................         $       224,061   $       210,132  $       165,321
                                                                   ====================================================



The accompanying notes are an integral part of these financial statements.


                                                                 August 31,        August 31,       August 31,
                                                                    1998              1997             1996
                                                              -----------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                         (amounts in thousands)

Current liabilities:
     Accounts payable.....................................    $        24,278   $        28,679  $        31,147
     Accrued compensation and benefits  (Note 9) .........             18,317            11,854            9,382
     Income taxes payable  (Note 5).......................              1,681               246              692
     Current maturities of long-term debt  (Note 6).......                997               761              764
     Borrowing on line of credit  (Note 6)................              5,000            10,500               __
     Deferred revenue.....................................              1,797             3,114              230
     Other................................................              1,040             1,616            1,609
                                                              -----------------------------------------------------
         Total current liabilities........................             53,110            56,770           43,824

Deferred income taxes  (Notes 1 and 5)....................                354             2,062            1,661

Long-term debt (Note 6):
     Industrial development bonds.........................              1,335             1,558            1,777
     Long-term notes......................................              1,613             2,467            3,007
                                                              -----------------------------------------------------
         Total long-term debt.............................              2,948             4,025            4,784

Minority interest in consolidated subsidiaries............              1,177               307               __

Stockholders' equity  (Notes 1 and 10):
     Common stock, par value $.01 per share
         Authorized - 30,000,000, 20,000,000 and
         20,000,000 shares, respectively
         Issued - 13,997,455, 13,553,346 and
         12,076,463 shares, respectively..................                140               135              121
     Additional paid-in capital...........................             95,631            90,076           59,129
     Retained earnings....................................             71,989            58,045           57,090
     Less cost of treasury stock - 168,500 shares.........             (1,288)           (1,288)          (1,288)
                                                              -----------------------------------------------------
         Total stockholders' equity.......................            166,472           146,968          115,052
                                                              -----------------------------------------------------

Total liabilities and stockholders' equity................    $       224,061   $       210,132  $       165,321
                                                              =====================================================


The accompanying notes are an integral part of these financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                     For the Years Ended August 31,
                                                                1998             1997              1996
                                                           ----------------------------------------------------
                                                                (amounts in thousands except share data)

Revenues (Note 1) ......................................   $       427,043  $       398,142   $       256,605

Costs and expenses:
     Direct and allocable costs.........................           355,750          351,367           218,367
     General and administrative expenses................            39,099           24,913            21,408
     Amortization of intangibles........................             4,707            2,127             1,390
     Special charges (Notes 4 and 11)...................             4,126           12,000                __
                                                           ----------------------------------------------------
         Total costs and expenses.......................           403,682          390,407           241,165
                                                           ----------------------------------------------------

Operating profit........................................            23,361            7,735            15,440

Other income (expense):
     Interest expense  (Note 6).........................              (467)            (512)             (629)
     Other income, principally interest.................             1,176            1,095             1,044
     Equity in earnings of unconsolidated
     affiliates.........................................               524              656                __
     Minority interest in consolidated
     subsidiaries.......................................              (870)            (129)               __
                                                           ----------------------------------------------------
Income before income taxes..............................            23,724            8,845            15,855
Income taxes  (Note 5)..................................             9,301            7,646             5,792
                                                           ----------------------------------------------------
Net income..............................................   $        14,423  $         1,199   $        10,063
                                                           ====================================================

Earnings per common share  (Note 7).....................   $          1.06  $           .10   $          1.00
                                                           ====================================================

Earnings per common share assuming
     dilution   (Note 7)................................   $          1.02  $           .09   $           .94
                                                           ====================================================

Weighted average common shares   (Note 7)...............        13,607,145       12,090,377        10,090,684
                                                           ====================================================

Weighted average common shares and
     common equivalent shares   (Note 7)................        14,124,978       12,712,687        10,681,280
                                                           ====================================================



  The accompanying notes are an integral part of these financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                      Additional                                      Total
                                               Common Stock            Paid-In        Retained      Treasury     Stockholders'
                                        Shares            Amount       Capital        Earnings       Stock           Equity
                                        ------            ------       -------        --------       -----           ------
                                                                  (in thousands except share data)

BALANCE, AUGUST 31, 1995........      10,084,296           $101       $24,274       $47,125       $(2,143)       $ 69,357
Sale of common stock............       1,678,050             17        30,663            __            __          30,680
Exercise of stock options.......         256,146              2         1,655            __            __           1,657
Employee stock purchases........          64,703              1         1,016            __            __           1,017
Reissue of 108,066 shares of
   treasury stock...............              __             __         1,523            __           855           2,378
Repurchase of shares for retirement       (6,732)            __            (2)          (98)           __            (100)
Net income......................              __             __            __        10,063            __          10,063
                                      ----------------------------------------------------------------------------------------------


BALANCE, AUGUST 31, 1996........      12,076,463            121        59,129        57,090        (1,288)        115,052
Exercise of stock options.......         326,656              3         3,047            __            __           3,050
Employee stock purchases........          79,816             __         1,590            __            __           1,590
Repurchase of shares for retirement      (13,737)            __            (4)         (244)           __            (248)
Issue of stock for acquisition..       1,084,148             11        26,314            __            __          26,325
Net income......................              __             __            __         1,199            __           1,199
                                      ----------------------------------------------------------------------------------------------

BALANCE, AUGUST 31, 1997........      13,553,346            135        90,076        58,045        (1,288)        146,968
Exercise of stock options.......         332,312              4         3,351            __            __           3,355
Employee stock purchases........         111,797              1         2,204            __            __           2,205
Net income......................              __             __            __        14,423            __          14,423
Adjustments for Welkin Associates,
   Ltd. pooling of interests
   (Note 11)....................              __             __            __          (479)           __            (479)
                                      ----------------------------------------------------------------------------------------------

BALANCE, AUGUST 31, 1998........      13,997,455           $140       $95,631       $71,989       $(1,288)       $166,472

                                      ==============================================================================================


The accompanying notes are an integral part of these financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the Years Ended August 31,
                                                                                  1998             1997           1996
                                                                                  ----             ----           ----
                                                                                        (amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.............................................................       $  14,423      $    1,199       $   10,063
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
   Provision for doubtful accounts.....................................             353              27               23
   Depreciation........................................................           5,989           4,160            3,382
   Amortization........................................................           4,737           1,926            1,301
   Equity in earnings of unconsolidated affiliates.....................            (524)           (656)              __
   Minority interest...................................................             870             307               __
   Deferred income taxes...............................................          (1,923)           (389)            (135)
   Special charges.....................................................           3,977          12,000               __
      Changes in assets and liabilities, net of effects of acquisitions:
      Accounts receivable..............................................         (17,919)            608          (30,554)
      Other assets.....................................................          (1,254)           (307)            (325)
      Accounts payable.................................................          (4,410)         (3,776)          12,146
      Accrued compensation and benefits................................           6,331           2,151            1,118
      Income taxes payable.............................................             944            (858)            (335)
      Other current liabilities........................................          (1,540)            487             (186)
                                                                              -------------------------------------------
      Total adjustments................................................          (4,369)         15,680          (13,565)
                                                                              -------------------------------------------

         Net cash provided (used) by operating
         activities....................................................          10,054          16,879           (3,502)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment.....................................          (9,273)         (4,827)          (5,339)
Purchase of long-term investments......................................            (100)            (75)              __
Purchase of capitalized software.......................................            (722)           (834)            (935)
Payments for acquisitions, net of cash acquired........................         (13,178)        (18,180)         (15,503)
Payments for investment in affiliates..................................          (1,028)         (6,054)          (2,504)
Proceeds from long-term investments (Note 3)...........................           2,299             775               __
                                                                              -------------------------------------------

         Net cash used by investing activities.........................         (22,002)        (29,195)         (24,281)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock.................................           5,560           4,640           33,354
Payments for retired shares............................................              __            (248)            (100)
Payments of long-term debt.............................................          (1,301)           (763)          (1,005)
Proceeds from borrowings on line of credit.............................           5,000          25,500           14,500
Payments on line of credit borrowings..................................         (10,000)        (15,000)         (14,500)
                                                                              -------------------------------------------

Net cash provided (used) by financing activities.......................            (741)          14,129           32,249


                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                      For the Years Ended August 31,
                                                                                  1998             1997           1996
                                                                                  ----             ----           ----
                                                                                        (amounts in thousands)

Net increase (decrease) in cash and temporary cash investments.........         (12,689)          1,813            4,466
Cash and temporary cash investments at beginning of year...............          23,964          22,151           17,685
                                                                              -------------------------------------------

Cash and temporary cash investments at end of year.....................       $ 11,275        $  23,964        $  22,151

                                                                              ===========================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Issuance of stock as consideration in acquisitions.....................       $    __         $  26,325        $   2,378
Adjustment to purchase price allocation................................            __               200               __


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation. Nichols Research Corporation (Nichols) provides information systems and technology services to agencies of the Department of Defense (DOD), non-defense federal agencies, state governments and commercial entities.

         The consolidated financial statements include the accounts of Nichols Research Corporation and its majority-owned subsidiaries and joint ventures (the Company). Wholly-owned subsidiaries as of August 31, 1998 are Communications & Systems Specialists, Inc. (CSSi), NRC Technical Services Corporation (NRCTSC), Advanced Marine Enterprises, Inc. (AME), Nichols InfoTec Corporation, Nichols TXEN Corporation, Mnemonic Systems, Incorporated. (MSI), and Welkin Associates, Ltd. (Welkin). The majority-owned joint venture as of August 31, 1998 is Nichols ENTEC. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's earnings in unconsolidated affiliates and joint ventures are accounted for using the equity method.

         Revenue Recognition. The major portion of the Company's revenues result from services performed under U.S. Government contracts, either directly or through subcontracts. Revenue on cost-plus-fee (including award fee) contracts is recognized based on reimbursable costs incurred plus estimated fees earned thereon. Revenue on fixed-price contracts is recognized using the percentage of completion method based on costs incurred in relation to total estimated costs. Revenue on time-and-materials contracts is recognized to the extent of fixed billable rates for hours delivered plus reimbursable costs. Software license fees are recognized upon delivery of the software product, unless the Company has significant obligations remaining. If significant obligations remain following delivery of the software, revenue is deferred and recognized as the obligations are fulfilled. Provisions for losses on contracts are recognized in the period in which the loss is first determinable. Unbilled accounts receivable are stated at estimated realizable value.

         Property and Equipment. Property and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives of three to ten years for equipment and furniture and over the terms of the related leases for leasehold improvements.

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No. 121 in the first quarter of fiscal year 1997.

         Income Taxes. Deferred income taxes are provided for temporary differences between financial and taxable income, primarily related to accrued liabilities, intangible assets and use of accelerated depreciation methods for income tax purposes.

         Cash and Temporary Cash Investments. The Company considers as cash equivalents those securities that are available upon demand or have maturities of three months or less at the time of purchase. At August 31, 1998, temporary cash investments consisted of various money market accounts, primarily with an Alabama bank.

         Long-Term Investments. Investments are classified at the time of purchase and are evaluated as of each balance sheet date. Debt securities, which include municipal obligations and preferred stock, are classified as held-to-maturity and are stated at amortized cost. Interest, dividends and amortization of premiums are included in investment income.

         Goodwill. Goodwill is amortized using the straight-line method over periods ranging from ten to twenty years. The carrying amount of goodwill is evaluated and if facts and circumstances suggest that it may not be recoverable over the remaining amortization period, the carrying amount is reduced by the amount estimated not to be recoverable. The Company assesses long-lived assets, of which goodwill associated with assets acquired in a purchase business combination is included, for impairment evaluations under Statement No. 121. As discussed in Note 11 the Company is presently engaged in discussions with the staff of the Securities and Exchange Commission concerning the basis for the twenty year useful life being used to amortize certain of the Company's goodwill.

         Capitalized Software Development Costs. Certain costs of internally developed software are capitalized and amortized over the estimated economic useful life of the related software product. Amortization expense was $526,000, $201,000 and $89,000 for years ended August 31, 1998, 1997, and 1996 respectively.

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


NOTE 2 - ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following as of August 31:


                                                                                 1998          1997           1996
                                                                            ------------- --------------- -------------
                                                                                          (in thousands)

Billed.................................................................      $   85,919    $    50,901     $   40,283
Unbilled...............................................................          27,473         45,402         52,120
                                                                            ------------- --------------- -------------
                                                                             $  113,392    $    96,303     $   92,403
                                                                            ============= =============== =============


     Accounts receivable include $87,914,000,  $82,702,000,  and $74,357,000 due from the U.S. Government at August 31, 1998, 1997, and 1996, respectively.

         Unbilled accounts receivable include retainages of $1,652,000, $4,094,000, and $3,534,000 at August 31, 1998, 1997 and 1996, respectively.
Unbilled amounts are classified as current assets since substantially all amounts will be realized within one year.

         Costs related to certain contracts are subject to adjustment from negotiations and audit between the Company and its customers, including representatives of the U.S. Government. Revenues for such contracts and the related unbilled receivables have been recorded in amounts that are expected to be realized.

NOTE 3 - LONG-TERM INVESTMENTS

         The following is a summary of long-term investments as of the dates stated:

                                                                       Gross            Gross       Estimated Fair
                                                      Cost        Unrealized Gains    Unrealized         Value
                                                                                        Losses
                                                 -------------------------------------------------------------------
                                                                            (in thousands)

August 31, 1998 Held-to-maturity:
    Municipal obligations.....................     $    1,019         $      3        $      __       $    1,022
    Preferred stocks..........................            500                1               __              501
                                                 ---------------- ----------------- --------------- ----------------
                                                   $    1,519         $      4        $      __       $    1,523

August 31, 1997 Held-to-maturity:
    Municipal obligations.....................     $    2,734         $     __        $      __       $    2,734
    Preferred stocks..........................          1,004                9               __            1,013
                                                 ---------------- ----------------- --------------- ----------------
                                                   $    3,738         $      9        $      __       $    3,747

August 31, 1996 Held-to-maturity:
    Municipal obligations.....................     $    3,479         $     __        $     (20)      $    3,459
    Preferred stocks..........................          1,004               __              (26)             978
                                                 ---------------- ----------------- --------------- ----------------
                                                   $    4,483         $     __        $     (46)      $    4,437
                                                 ================ ================= =============== ================

Contractual maturities of debt securities held to maturity occur ratably over the next two years.

NOTE 4 - IMPAIRMENT OF LONG-LIVED ASSETS

         During the fourth quarter of fiscal 1998, the Company reviewed the insurance line of business. During the evaluation process it was determined that expected future cash flows from this business would not be sufficient to recover the recorded goodwill and capitalized software development costs related to this business. The goodwill and capitalized software development costs were written down to zero book value during the fourth quarter resulting in a pretax charge of $1.9 million included in Special Charges on the Consolidated Statement of Income for the year ended August 31, 1998.

NOTE 5 - INCOME TAXES

         The provisions for income taxes for the years ended August 31, consist of the following:

                                             1998          1997        1996
                                             ----          ----        ----

                                                    (in thousands)
Current:
        Federal.......................   $   9,766     $   7,082    $  5,203
        State.........................       1,405           953         725
                                         -----------------------------------
                                         $  11,171     $   8,035    $  5,928
Deferred:
        Federal......................    $  (1,553)    $    (343)   $   (120)
        State........................         (317)          (46)        (16)
                                         -----------------------------------
                                         $  (1,870)    $    (389)   $   (136)
                                         -----------------------------------
                                         $   9,301     $   7,646    $  5,792
                                         ====================================


         The significant components of deferred tax assets and liabilities as of August 31:

                                                                               1998             1997               1996
                                                                               ----             ----               ----
                                                                                          (in thousands)
Current deferred tax assets:
        Accrued liabilities not currently deductible...................    $    2,488          $  2,102        $   1,519
Non-current deferred tax liabilities:
        Basis difference for property and equipment...................           (354)           (2,062)          (1,661)
                                                                           ----------------------------------------------

                                                                           $    2,134          $     40        $    (142)
                                                                           ==============================================



         Income tax expense as a percentage of income before income taxes for the years ended August 31, varies from the federal statutory rate due to the following:


                                     1998             1997             1996
                                     ----             ----             ----
Statutory federal income
  tax rate..................         35.0%            35.0%            34.0%
State income taxes, net of
  federal benefit...........          3.2              6.9              2.9
Non-deductible expenses
 from acquisitions..........          2.3             47.5               __
Equity earnings in
 affiliates.................         (0.8)            (2.6)              __
Other.......................         (0.5)            (0.4)            (0.4)
                                    ------------------------------------------
                                     39.2%            86.4%            36.5%
                                    ==========================================



        The Company made income tax payments of approximately $9,189,000, $8,480,000, and $6,262,000 in the years ended August 31, 1998, 1997, and 1996, respectively.

NOTE 6 - LINE OF CREDIT AND LONG-TERM DEBT

         The Company has a bank line of credit which provides for unsecured borrowings up to $100,000,000. The credit agreement provides for interest at London Interbank Offered Rate (LIBOR) plus a margin ranging from 0.325% to 0.450% and a facility fee, payable quarterly, of approximately 0.125% on the unused portion of the line of credit. The short-term commitment agreement ($50,000,000) expires November 1998 and is renewable annually and the long-term commitment agreement ($50,000,000) is renewable in November, 2000. At August 31, 1998, there was $5,000,000 outstanding on this line of credit at an effective interest rate of 6.0 percent.

         In January 1995, the Company received $2,225,000 in bond proceeds from the Alabama State Industrial Development Authority. The proceeds were restricted for use in acquiring certain capital assets by July 1996. The bonds are payable in equal annual principal installments of $222,500 through January 2005. The bonds bear a variable rate of interest computed weekly but contain an option for a fixed rate for a specified length of time. The bonds are secured by a letter of credit. Interest payments of $132,000, $138,000, and $144,000, were made in the years ended 1998, 1997, and 1996.

         The Company borrowed $5,771,000 in fiscal year 1994 under a term loan agreement. The proceeds were used to purchase computer hardware. The agreement requires equal monthly principal installments of $64,537 until September 2001. The loan bears interest at LIBOR plus 0.75% and is secured by the computer hardware which has a carrying value of $2,388,000. Interest payments of $182,000, $210,000, and $278,000 were made in the years ended August 31, 1998,
1997, and 1996, respectively. Interest expense is included in the consolidated statements of income as a direct and allocable cost.

NOTE 7 - EARNINGS PER SHARE

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with earnings per common share and earnings per common share assuming dilution. Unlike primary earnings per common share, earnings per common share excludes any dilutive effects of options, warrants, and convertible securities. Earnings per common share assuming dilution is very similar to the previously reported fully diluted earnings per share. The Company adopted Statement 128 in the second quarter of fiscal 1998. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform to the Statement 128 requirements.

         The following table sets forth the computation of earnings per common share and earnings per common share assuming dilution for the years ended August 31,:


                                                                        1998           1997             1996
 Numerator:
     Net income and income available to
          common stockholders and income
          available to common stockholders                        $  14,423,000   $ 1,199,000       $ 10,063,000
          after assumed conversions...............
                                                                  =================================================

 Denominator:
     Denominator for earnings per common
          share - weighted average common
          shares..................................                   13,607,145    12,090,377         10,090,684


Effect of dilutive securities:
     Employee stock options.......................                      517,833       622,310            590,596

                                                                  -------------------------------------------------

Denominator for earnings per common
     share assuming dilution - adjusted
     weighted average common shares
     and assumed conversions......................                   14,124,978    12,712,687         10,681,280
                                                                  =================================================

Earnings per common share..........................               $        1.06    $     0.10        $      1.00
                                                                  =================================================
Earnings per common share assuming
     dilution......................................               $        1.02    $     0.09        $      0.94
                                                                  =================================================

NOTE 8 - RELATED PARTY TRANSACTIONS AND COMMITMENTS

         The Company leases office facilities under various operating leases, including leases with companies in which certain officers and stockholders have ownership interests. The leases generally have terms of one to ten years. Rent expense for all operating leases for the years ended August 31, was as follows:

                                                                              1998            1997             1996
                                                                         -------------------------------------------------
                                                                                         (in thousands)

Total rent expense................................................         $    8,520      $   7,853         $  5,047
Amounts to related parties........................................                983            983              980

         Future minimum lease payments under operating leases with remaining terms of one year or more for the years ended August 31, are:


                                     1999         2000          2001             2002          2003         thereafter
                                     ----         ----          ----             ----          ----         -----------
                                                                               (in thousands)

Total..........................    $ 9,296       $ 8,391       $  5,555       $  3,626        $ 3,320       $  10,275
Amounts to related parties.....        983           894            429            215             __              __

NOTE 9 - DEFINED CONTRIBUTION BENEFIT PLANS

         Substantially all full-time employees are covered by one of several defined contribution plans offered by the Company. Employees are permitted to defer from 0% to 15% of their salary depending on the plan in which they participate. A Company matching contribution is determined based on employee deferral percentage and ranges from 0% to a maximum of 2.5%. Discretionary contributions may also be made to plans as determined annually by the Board of Directors. Total provisions for employee retirement plans were approximately $8,112,000, $6,968,000, and $5,633,000 for the years ended August 31, 1998, 1997 and 1996, respectively.

NOTE 10 - EMPLOYEE STOCK OPTIONS AND STOCK PURCHASE PLANS

         The Company has employee stock option plans that provide for the issuance of incentive stock options (as defined by the Internal Revenue Code) and nonstatutory stock options to key employees, including officers of the Company and its subsidiaries. Options are nontransferable and exercisable only during employment, with certain exceptions. Options are fully vested 48 months from the date of grant. Options expire five or ten years from the date of grant. At August 31, 1998, 1,629,955 shares were available for grant under these plans.

         The Company also has a stock option plan for non-employee members of the Board of Directors. Options are exercisable immediately and expire five years from the date of grant. At August 31, 1998, 57,490 shares were available for grant under this plan.

         A  summary  of   activity   relating   to  stock   options,   including
reclassification of prior year share presentation, is as follows:


                                                               Employee             Non-Employee
                                                                Stock                   Stock
                                                                Option                 Option              Total
                                                                Plans                   Plans
                                                             ----------------------------------------------------------


Outstanding at August 31, 1995
($8.58 per share)...............................              1,350,760                29,508             1,380,268
      Granted ($14.20 per share)................                299,468                 9,000               308,468
      Exercised ($6.47  per share)..............               (250,644)               (5,502)             (256,146)
      Canceled/Expired ($9.80 per share)........                (69,926)                   __               (69,926)
                                                             ----------------------------------------------------------
Outstanding at August 31, 1996
($10.18 per share)..............................              1,329,658                33,006             1,362,664
      Granted ($22.80 per share)................                243,077                 6,000               249,077
      Exercised ($9.36 per share)...............               (316,150)              (10,506)             (326,656)
      Canceled/Expired ($12.45 per share).......                (36,474)               (1,000)              (37,474)
                                                             ----------------------------------------------------------
Outstanding at August 31, 1997
($12.85 per share)..............................              1,220,111                27,500             1,247,611
      Granted ($23.86 per share)................                453,540                 5,000               458,540
      Exercised ($10.09 per share)..............               (323,312)               (9,000)             (332,312)
      Canceled/Expired ($17.09 per share).......               (106,676)                   __              (106,676)
                                                             ----------------------------------------------------------

Outstanding at August 31, 1998..................              1,243,663                23,500             1,267,163
Exercisable at August 31, 1998..................                364,376                23,500               387,876


                                                                    Weighted                             Weighted
      Range of                                 Contractual           Average                              Average
      Exercise               Number             Remaining           Exercise           Number           Exercisable
       Prices              Outstanding            Life                Price          Exercisable           Price
       ------              -----------            ----                -----          -----------           -----

$  0.72 -  $  8.14          235,807             3.5 years            $ 7.11             216,988           $ 7.13
   8.15 -     13.56         269,199             1.8 years             11.09             126,167            10.94
  13.57 -     21.70         124,949             3.0 years             16.72              32,221            15.97
  21.71 -     27.13         637,208             3.9 years             23.56              12,500            23.27
-------------------------------------------------------------------------------------------------------------------
$  0.72 -  $  27.13       1,267,163             3.3 years            $17.51             387,876           $ 9.63


         The Company has an employee stock purchase plan that allows eligible employees to purchase common stock at less than fair market value. The purchase price is 85% of fair market value on each quarterly purchase date. Purchases are limited to the lesser of 10% of an employee's annual compensation or $25,000. Shares of common stock issued under this plan were 111,797, 79,816, and 64,703 in the years ended August 31, 1998, 1997, and 1996, respectively.

         In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation, which requires that financial statements include certain disclosures about the stock-based employees compensation and allows, but does not require, a fair value-based method of accounting for such compensation. As allowed under the provisions of Statement No. 123, the Company has elected to apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock based plans. Accordingly, no compensation cost has been recognized for its qualified stock option plans and its employee stock purchase plans. The effects of applying Statement No. 123 on a pro forma basis are not likely to be representative of the effects on reported pro forma net income (loss) for future years as the estimated compensation cost reflects only options granted subsequent to August 31, 1995. Had compensation cost for these programs been determined based on the fair value at the grant dates for awards under these programs consistent with the method prescribed under Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended August 31:

                                                                                1998             1997            1996
                                                                                ----             ----            ----
                                                                                   (in thousands except share data)

NET INCOME (LOSS):
   As reported.........................................................      $   14,423       $   1,199      $   10,063
   Pro forma...........................................................          12,179            (160)          9,525
EARNINGS (LOSS) PER COMMON SHARE ASSUMING DILUTION:
   As reported.........................................................      $     1.06       $    0.10      $     1.00
   Pro forma...........................................................            0.86           (0.01)           0.89
Weighted-average fair value of options granted
during the period......................................................      $     9.52       $    9.05      $     6.38

         The fair value of each option grant is estimated on the date of grant using a type of Black-Scholes option-pricing model with the following weighted-average assumptions used for option grants in fiscal 1998, 1997 and 1996, respectively: dividend yield of 0% for all years; expected volatility factors of 0.391, 0.378 and 0.312; risk-free interest rates of 6.37%, 6.64% and 6.23%; and expected lives of 4 years for all years.

NOTE 11 - BUSINESS COMBINATIONS

         On July 28, 1998, the Company exchanged 415,689 shares of its common stock for all of the outstanding shares of Welkin. Welkin is a provider of engineering and acquisition management services to the National Intelligence community. The business combination was accounted for as a pooling of interests. As a result of conforming Welkin's previous March 31 fiscal year end to the Company's August 31 fiscal year end, seven months of operations are included in both fiscal year ended August 31, 1998 and 1997. Revenue of $11,208,000 and net income of $479,000 are included in both fiscal years. All periods presented have been restated to include the accounts and operations of Welkin with those of the Company as previously reported.



                                                                                 For the Years Ended August 31,
                                                                                     1997               1996
                                                                                ----------------------------------
                                                                                     (amounts in thousands)

Revenue:
     Previously reported.............................................           $   379,695         $   242,308
     Welkin..........................................................                18,447              14,297
                                                                               -----------------------------------
     Combined........................................................           $   398,142         $   256,605

Net Income:
     Previously reported.............................................           $       474         $     9,392
     Welkin..........................................................                   725                 671
                                                                               -----------------------------------
     Combined........................................................           $     1,199         $    10,063


         Operations of the companies acquired which were accounted for as purchases have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The excess of purchase price over fair value of identifiable assets and liabilities acquired is included as goodwill. Certain of the purchase agreements provide for contingent payments based on certain operating results for periods ranging from one to five years from date of acquisition.

         On April 15, 1998 the Company acquired 100% of the outstanding stock of MSI. MSI is a systems integration company serving clients primarily within the U.S. Department of Justice. Aggregate consideration of approximately $12.5 million was paid at closing. Additional consideration of up to $6.0 million is contingent upon achieving specified operating results during the twelve months following acquisition as defined in the purchase agreement. The acquisition was accounted for using the purchase method of accounting. The allocation of the excess purchase price to intangible assets includes $2.0 million to in-process research and development and $10.0 million to goodwill. The purchased in-process research and development was expensed in the third quarter and is included in the consolidated statements of income for the year ended August 31, 1998. The goodwill amount is being amortized using the straight-line method over an estimated useful life of fifteen years.

         On August 29, 1997 the Company exercised its option to acquire the remaining 80.1% of TXEN, Inc., an information systems and services company in the managed care industry. Aggregate consideration of approximately $43.8 million was paid at closing, $17.5 million in cash and 1,084,148 shares of stock, valued at approximately $26.3 million. Allocation of the excess purchase price to intangible assets includes; $12.0 million to in-process research and development which was expensed in the fourth quarter and is included in the consolidated statement of income for the year ended August 31, 1997, $15.6 million to goodwill, $12.7 million to other intangibles and $1.8 million to capitalized software development costs. Goodwill and other intangibles totaling $27.6 million are being amortized using the straight-line method over an estimated useful life of twenty years. The remaining $0.7 million of intangibles is being amortized using the straight-line method over an estimated useful life of seven years. The $1.8 million of capitalized software development costs is being amortized using the straight-line method over an estimated useful life of five years.

         In connection with the Company's filing of a Form S-3 registration statement, the Company is engaged in discussions with the staff of the
Securities and Exchange Commission regarding the purchase price allocation related to its August 1997 acquisition of TXEN. These discussions principally relate to the amount allocated to in-process research and development and the useful life of twenty years assigned to goodwill. The Company and its independent auditors, Ernst & Young LLP believe the purchase price allocation recorded in connection with the TXEN acquisition, and related amortization charges, are in accordance with widely recognized appraisal practices and generally accepted accounting principles. However, the staff of the Securities and Exchange Commission has recently expressed views concerning valuation of in-process research and development in business combinations which, if determined to be applicable, would probably result in a reduction in the amount allocated to in-process research and development. If there are any significant changes as a result of these discussions to the amounts allocated to purchased in-process research and development or other intangible assets, or changes in the lives over which such amounts are amortized, these could result in a material reduction in the amount of the charge for in-process research and development reflected in the Company's financial results for the year ended August 31, 1997 and increased amortization expense in 1998 and subsequent periods which could be material.

         On May 31, 1996 the Company acquired all of the outstanding capital stock of AME. AME provides naval architectural and marine engineering services to primarily U.S. Government clients. The purchase price of approximately $17.5 million consisted of $15.1 million in cash and 108,066 shares of the Company's stock valued at $2.4 million. The resulting goodwill of approximately $12.5 million is being amortized using the straight line method over fifteen years.

         The following unaudited pro forma summary presents information as if all the acquisitions had occurred at the beginning of each fiscal year presented. The pretax charge of $14 million related to the write-off of purchased in-process research and development has been included in the pro forma results for the year ended August 31, 1997. The pro forma information is presented for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

                                                     1998            1997
                                                --------------------------------
                                                (in thousands except share data)

Revenues......................................  $    440,886      $  435,949
Net income....................................        16,341           1,608
Earnings per share assuming dilution..........  $       1.16      $     0.12

NOTE 12 - INVESTMENT IN AFFILIATES

         The Company owns a 50% interest in a joint venture, NCCIM. NCCIM was formed to perform work under a five year contract awarded in August 1997. The Company's aggregate capital investment is $1,345,000 at August 31, 1998. Undistributed equity earnings of $524,000 are included in the August 31, 1998 Retained Earnings balance reported in the Consolidated Balance Sheet.

         In February 1997, the Company acquired approximately 30% of the outstanding capital stock of Intertech Management Group, Inc. (Intertech). Subsequently, the Company purchased an additional 4% interest. As of August 31, 1998, the Company holds approximately 34% of the outstanding capital stock at an aggregate cost of approximately $5,663,000. Intertech provides software and data processing services to the telecommunications industry.

         In October 1995, the Company acquired the equivalent of approximately a 20% interest in HealthGate at an aggregate cost of approximately $2,069,000. HealthGate provides a biomedical and health information system on the World Wide Web.

NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                                           Earnings
                                                                                                            (Loss)
                                                                  Operating                                Per Share
                                             Revenues              Profit              Net Income          Assuming
                                                                    (Loss)               (Loss)            Dilution
                                           -------------------------------------------------------------------------------
                                                                  (in thousands except share data)

Year ended August 31, 1998
     First Quarter..................        $   88,540            $   5,682           $    3,504          $    0.25
     Second Quarter..................           92,509                5,963                3,819               0.27
     Third Quarter...................          118,478                5,589                3,427               0.24
     Fourth Quarter..................          127,516                6,127                3,673               0.26

Year ended August 31, 1997
     First Quarter...................       $   87,240            $   4,776           $    3,214          $    0.25
     Second Quarter..................           96,379                4,615                3,154               0.25
     Third Quarter...................           98,702                4,989                3,402               0.27
     Fourth Quarter..................          115,821               (6,645)              (8,571)             (0.67)



NOTE: All prior periods have been restated to reflect the merger with Welkin, which was consummated on July 28, 1998 and accounted for as a pooling of interests.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board Of Directors
Nichols Research Corporation

         We have audited the accompanying consolidated balance sheets of Nichols Research Corporation as of August 31, 1998, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nichols Research Corporation at August 31, 1998, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                               ERNST & YOUNG LLP

BIRMINGHAM, ALABAMA
October 7, 1998


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information appearing under "Election of Directors" on pages 3 through 6 of the Nichols Research Corporation Proxy Statement relative to the Annual Meeting of Shareholders to be held January 14, 1999, is incorporated by reference in this Form 10-K Annual Report. Information regarding delinquent Form 3, 4 or 5 filers appearing under "Section 16(a) Beneficial Ownership Reporting Compliance" on page 14 of the Nichols Research Corporation Proxy Statement relative to the Annual Meeting of Shareholders to be held January 14, 1999, is incorporated by reference in this Form 10-K Annual Report. Information relating to the executive officers is set forth under "Executive Officers of the Registrant" on page 12 of this Form 10-K Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

         The information appearing under "Executive Compensation" on pages 7 through 14 of the Nichols Research Corporation Proxy Statement relative to the Annual Meeting of Shareholders to be held January 14, 1999, is incorporated by reference in this Form 10-K Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information appearing under "Common Stock Outstanding and Principal Shareholders" on pages 1 through 3 of the Nichols Research Corporation Proxy Statement relative to the Annual Meeting of Shareholders to be held January 14, 1999, is incorporated by reference in this Form 10-K Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information appearing under "Certain Relationships and Related Transactions" on page 14 of the Nichols Research Corporation Proxy Statement relative to the Annual Meeting of Shareholders to be held January 14, 1999, is incorporated by reference in this Form 10-K Annual Report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) The financial statements and other financial information of Nichols Research Corporation set forth below and the Report of Independent Auditors thereon are incorporated by reference from pages 24 through 37 of this Form 10-K Annual Report:

Consolidated Balance Sheets at August 31, 1998, 1997, and 1996

Consolidated Statements of Income for the three years ended August 31, 1998

Consolidated Statements of Stockholders' Equity for the three years ended August 31, 1998

Consolidated Statements of Cash Flows for the three years ended  August 31, 1998

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

         (3)  Exhibits:


Exhibit Number
and Method of
Filing Reference                                        Description

2.1          L    Stock Purchase  Agreement dated May 31, 1996,  between  Registrant and the shareholders of Advanced Marine
                  Enterprises, Inc.

2.2          T    Agreement of Merger dated August 27, 1997, between  Registrant,  Nichols SELECT  Corporation,  TXEN, Inc.,
                  and the shareholders of TXEN, Inc.

2.3          O    Stock Purchase  Agreement  dated April 15, 1998,  between  Registrant and Artis G. Isaac,  the sole shareholder of
                  Mnemonic Systems, Incorporated.

2.4          A    Agreement and Plan of Merger dated June 26, 1998,  between  Registrant,  WAL Acquisition  Company, Inc. and Welkin
                  Associates, Ltd.

3.1          M&C  Certificate of Incorporation and Amendments thereto.

3.2          K    By-laws and Amendments thereto.

4            D    Specimen Stock Certificate.

10.1         B    Performance Bonus Plan of Registrant dated July 1, 1986.*

10.2         D&F  Non-Employee Officer and Director Stock Option Plan of Registrant.*

10.3         D&I  1988 Employees' Stock Purchase Plan of Registrant and Amendments Number One and Two thereto.*

10.4         J    Lease dated February 18, 1992,  between Parkway  Properties II, as Lessor,  and Registrant,  as Lessee, for office space located at 4035 Chris Drive, Huntsville, Alabama, together with exhibits.

10.5         N    Lease dated January 25, 1996, between High Tech Properties, as Lessor, and Registrant, as Lessee, for office space located at 1900 Golf Road, Huntsville, Alabama, together with exhibits.

10.6         E&Q  Nichols Research Corporation 1989 Incentive Stock Option Plan.*

10.7         A    Credit Agreement dated November    25, 1997 between the  Registrant  and Corestates  Bank,  N.A.relating to a $100 million revolving credit facility.

10.8         G&R  Nichols Research Corporation 1991 Stock Option Plan.*

10.9         H    Amendments Three and Four to the 1988 Employees' Stock Purchase Plan of Registrant.*

10.10        H    Amendment to the Non-Employee Officer and Director Stock Option Plan of Registrant.*

10.11        H    Amendment to the 1989 Incentive Stock Option Plan of Registrant.*

10.12        J    Amendment Number Five to the 1988 Employees' Stock Purchase Plan of Registrant.*

10.13        J    Amendment Number Two to the Non-Employee Officer and Director Stock Option Plan of Registrant.*

10.14        J    Amendment Number One to the 1991 Stock Option Plan of Registrant.*

10.15        K    Amendments Two and Three to the 1991 Stock Option Plan of Registrant.*

10.16        K    Lease dated July 31, 1995, between Parkway  Properties,  as Lessor, and Registrant,  as Lessee, for office space located at 1910 Nichols Drive, Huntsville, Alabama.

10.17        K    Restricted Stock Purchase Agreement dated September 1, 1994 between Registrant and Michael J. Mruz.*

10.18        P    Amendment Six to the Nichols Research Corporation 1988 Employees' Stock Purchase Plan.*

10.19        Q    Amendment Three to the Nichols Research Corporation 1989 Incentive Stock Option Plan.*

10.20        R    Amendment Five to the Nichols Research Corporation 1991 Stock Option Plan.*

10.21        S    Amendment Four to the Nichols Research Corporation Non-Employee Officer and Director Stock Option Plan.*

10.22        U    Amendment Two to Employment  Agreement dated September 1, 1997 between  Nichols  Research  Corporation and
                  Michael J. Mruz.*

10.23        T    Employment Agreement with Thomas L. Patterson, and Amendment to such Employment Agreement.*

10.24        C    Nichols Research Corporation 1997 Stock Option Plan. *

10.25        C    Nichols Research Corporation 1997 Stock Bonus Plan.*

10.26        C    Nichols Research Corporation Supplemental Retirement Benefit Plan between Registrant and Michael J. Mruz.*

10.27        C    Nichols Research Corporation Supplemental Retirement Benefit Plan between Registrant and Chris H. Horgen.*

10.28        A    Employment  Agreement  dated July 28, 1998,  between Welkin  Associates,  Ltd., the Registrant and Carl W.
                  Monk, Jr.*

10.29        A    mendment Two dated June 1, 1998 to Employment  Agreement  between Nichols TXEN  Corporation and Thomas L.
                  Patterson.*

10.30        A    Employment  Agreement dated December 16, 1994 between Nichols SELECT  Corporation and Paul D. Reaves,  and amendment to such Employment Agreement.*

10.31        A    Employment Agreement dated August 29, 1997 between Nichols SELECT Corporation and H. Grey Wood.*

21           A    Subsidiaries of Registrant.

23           A    Consent of Ernst & Young LLP, Independent Auditors.

24           A    Power of Attorney.  Reference is made to page 42 of this Form 10-K.

27           A    Financial Data Schedule.

99           A    Consent of Charles A. Leader.


----------------------


A Filed herewith.

B Incorporated by reference to exhibits filed with the Commission on November 21, 1986 with the Company's registration statement on Form S-1 under the Securities Act of 1933, File No. 33-10323.

C Incorporated by reference to exhibits filed with the Commission on April 13, 1998 with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1998, under the Securities Exchange Act of 1934.

D Incorporated by reference to exhibits filed with the Commission on November 28, 1989 with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1989, under the Securities Exchange Act of 1934.

E Incorporated by reference to exhibits filed with the Commission on November 16, 1990 with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1990, under the Securities Exchange Act of 1934.

F Incorporated by reference to exhibits filed with the Commission on January 18, 1991 with the Company's registration statement on Form S-8 under the Securities Act of 1933, File No. 33-38568.

G Incorporated by reference to exhibits filed with the Commission on November 20, 1992 with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1992, under the Securities Exchange Act of 1934.

H Incorporated by reference to exhibits filed with the Commission on November 26, 1993 with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993, under the Securities Exchange Act of 1934.

I Incorporated by reference to exhibits filed with the Commission on February 7, 1989 with the Company's registration statement on Form S-8 under the Securities Act of 1933, File No. 33-13464.

J Incorporated by reference to exhibits filed with the Commission on November 28, 1994 with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1994, under the Securities Exchange Act of 1934.

K Incorporated by reference to exhibits filed with the Commission on November 29, 1995 with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1995, under the Securities Exchange Act of 1934.

L Incorporated by reference to exhibits filed with the Commission on June 17, 1996 with the Company's Current Report on Form 8-K dated May 31, 1996, as amended, under the Securities Exchange Act of 1934.

M Incorporated by reference to exhibits filed with the Commission on July 25, 1996 with the Company's registration statement on Form S-3 under the Securities Act of 1933, File No. 333-08787.

N Incorporated by reference to exhibits filed with the Commission on November 25, 1996 with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, under the Securities Exchange Act of 1934.

O Incorporated by reference to exhibits filed with the Commission on July 14, 1998 with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1998, under the Securities Exchange Act of 1934.

P Incorporated by reference to exhibits filed with the Commission on June 13, 1997 with the Company's registration statement on Form S-8 under the Securities Act of 1933, File No. 333-07164.

Q Incorporated by reference to exhibits filed on December 10, 1991 with the Company's registration statement on Form S-8 under the Securities Act of 1933, File No. 33-44409, as amended by Form S-8 filed with the Commission on June 13, 1997 (File No.
333-07160).

R Incorporated by reference to exhibits filed with the Commission on December 7, 1992 with the Company's registration statement on Form S-8 under the Securities Act of 1933, File No. 33-55454, as amended by Form S-8 filed with the Commission on June 13, 1997 (File No. 333-07162).

S Incorporated by reference to exhibits filed with the Commission on June 23, 1997 with the Company's registration statement on Form S-8 under the Securities Act of 1933, File No. 333-29791.

T Incorporated by reference to exhibits filed with the Commission on September 11, 1997 with the Company's Current Report on Form 8-K dated August 31, 1997, as amended under the Securities Exchange Act of 1934.

U Incorporated by reference to exhibits filed with the Commission on November 28, 1997, with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, under the Securities Exchange Act of 1934.

* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended August 31, 1998.

(c) Exhibits. The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedules. The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             NICHOLS RESEARCH CORPORATION

 November 24, 1998                           By  Chris H. Horgen
 -----------------                               ---------------
                                                 Chris H. Horgen
                                                 Chairman of the Board







                               POWER OF ATTORNEY


         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below, hereby constitutes and appoints Michael J. Mruz and Allen E. Dillard, and each or either of them, with full power of substitution, as attorneys-in-fact in their names, place and stead to execute any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and documents in connection therewith, and hereby ratify and confirm all that said attorneys-in-fact and each of them or his substitutes may do by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                           Title                                     Date

       Chris H. Horgen                     Chairman of the Board (Principal                      November 24, 1998
       ---------------                     Executive Officer)
       Chris H. Horgen


       Michael J. Mruz                     Chief Exective Officer and Director                   November 24, 1998
       ---------------
       Michael J. Mruz


       Patsy L. Hattox                     Corporate Vice President, Chief Administrative        November 25, 1998
       ---------------                     Officer, Secretary and Director
       Patsy L. Hattox


       Roy J. Nichols                      Vice Chairman and Senior Vice President               November 24, 1998
       --------------
       Roy J. Nichols


       Roger P. Heinisch                   Director                                              November 18, 1998
       -----------------
       Roger P. Heinisch


       John R. Wynn                        Director                                              November 25, 1998
       ------------
       John R. Wynn



       William E. Odom                     Director                                              November 20, 1998
       ---------------
       William E. Odom


       James R. Thompson, Jr.              Director                                              November 20, 1998
       ----------------------
       James R. Thompson, Jr.


       Phil E. Depoy                       Director                                              November 24, 1998
       -------------
       Phil E. Depoy



       -------------------                 Chairman of Nichols TXEN Corporation and              November ___, 1998
       Thomas L. Patterson                  Director


       Daniel W. McGlaughlin               Director                                              November 23, 1998
       ---------------------
       Daniel W. McGlaughlin


       David Friend                       Director                                               November 18, 1998
       ------------
       David Friend


       Allen E. Dillard                   Corporate Vice President, Chief Financial Officer,     November 25, 1998
       ----------------                   and Corporate Treasurer (Principal Financial
       Allen E. Dillard                   and Accounting Officer)
