Form 10-K/A
period 1997-08-31
NICHOLS RESEARCH CORP /AL/
filed 1999-01-13
CIK 806388

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                               AMENDMENT NO. 1 TO
              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                       FISCAL YEAR ENDED AUGUST 31, 1997.

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
                           PERIOD FROM ________ TO _________.

                         Commission file number 0-15295
                         ------------------------------

                          NICHOLS RESEARCH CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                        63-0713665
------------------------------------        ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

      4040 SOUTH MEMORIAL PARKWAY
           HUNTSVILLE, ALABAMA                            35802-1326
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

The registrant's telephone number including area code:  (205) 883-1140
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                            Name of each exchange
   -------------------                            ---------------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents                                                 Form 10-K Reference
- ---------                                               -------------------
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


This Annual Report on Form 10-K/A amends and supersedes, to the extent set forth herein, the Registrant's Annual Report on Form 10-K for the year ended August 31, 1997 previously filed on November 28, 1997.



DESCRIPTION
-----------

PART I   Item 1.  Business

PART II  Item 7.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

PART IV  Item 14. Exhibits, Financial Statement Schedules and Reports on Form
                  8-K

                                     PART I
ITEM 1.  BUSINESS

GENERAL


     As used in this report, the term "the Company" means Nichols Research Corporation and its majority-owned subsidiaries and joint ventures.


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


Missile and Air Defense

                  For NMD and  TMD  programs,  the  Company's  services  include system architecture definition; system analysis; system and element definition and performance estimates; system engineering; lethality and vulnerability analysis; test and evaluation; model and simulation development; radar and infrared sensor and seeker definition and technology assessments; risk assessments; and program and system acquisition documentation. Under a five year, $250 million contract awarded in fiscal year 1997 with the U.S. Army Space and Missile Defense Command, the Company is providing systems engineering and technical support through studies, concept definition, independent analyses, simulations, technological assessments, and related tasks in support of ballistic and theater missile defense systems, experiments and technology demonstrations. Under a three year, $97 million contract awarded in fiscal year 1995 with the BMDO, the Company provides system engineering support for sensor systems. Under a five year, $10 million contract awarded in fiscal year 1995 with the U.S. Navy, the Company operates and maintains the Innovative Science and Technology Experimentation Facility at Kennedy Space Center, Florida, which is engaged in scientific and technology experiments associated with BMD programs.

Space Surveillance and Avionics

                  The Company's space surveillance and avionics programs involve satellite and other space applications. The Company performs contracts involving the establishment of the architecture of future space surveillance and avionics systems for the U.S. Air Force, the U.S. Navy and intelligence customers. These contracts are based on the Company's experience in optical sensor and geolocation technologies and its ability to develop sophisticated computer simulations to evaluate the performance of candidate architectures. Under a seven year, $85 million contract awarded in fiscal year 1993 with the U.S. Air Force Space and Missile Systems Center, the Company provides engineering, analysis, and design for satellite and missile development programs. Under several contracts with the U.S. Air Force, the Company supports new materials research, provides software quality assurance for testing and evaluation, supports research for infrared and cryogenic technologies, provides sensor data reduction analysis, and develops software for satellite tracking systems.

Army Tactical Systems and Technology

                  The Company provides development services for Army tactical systems and technologies, which support Army project offices and research and development centers. The Company develops high-fidelity simulations for weapon systems, which are used for cost-effective missile concept definition, design, and analysis. Under a three year, $103 million contract awarded in fiscal year 1997, the Company provides functional engineering support to the U.S. Army Aviation and Missile Command's ("AMCOM") Research Development and Engineering Center for missile guidance and control.

                  The Company used the knowledge and capabilities that it gained from creating computer simulations, performing computer/network integrations and developing high resolution scene generation capabilities to establish an extensive business base in Distributive Interactive Simulation ("DIS") and
Virtual Prototype Simulation ("VPS"). DIS is a system that permits an interactive exchange of information to facilitate multiple simulations across a computer network. VPS is a virtual reality computer simulation that replicates the sights, sounds, and functionality of a given system, simulating both the operation of the weapon system and the environment surrounding the operator of the system. VPS may be used to evaluate equipment designs, instruct users in the operation of weapon systems, analyze the effectiveness of the system against different threats, or test system effectiveness under various conditions. In fiscal year 1996, the Company was awarded a three year $48 million contract by the U.S. Army Aviation and Missile Command ("AMCOM")for continued support to the System Simulation and Development Directorate. The Company has developed virtual prototype simulators for several AMCOM systems, including Bradley Stinger Fighting Vehicle ("BSFV"), Line-Of-Sight-Anti-Tank ("LOSAT") missile, Javelin, Tube-Launched-Optically- Guided Weapon ("TOW"), Rapid Force Projection Initiative, Avenger, and Advanced Chaparral.

                  Under a three year, $18.7 million contract awarded in fiscal year 1996 with the U.S. Army, the Company is producing the Avenger Institutional Conduct of Fire Trainer("ICOFT") and the Avenger Table Top Trainer. These two real-time training devices are being delivered to air defense units of the U.S. Army and U.S. Marine Corps, and to our allies under the Foreign Military Sales Program.

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

                  Under a five year, $64 million contract awarded in fiscal year 1995 with the Defense Intelligence Agency's Missile and Space Intelligence Center, the Company provides scientific and technical assistance to aid the evaluation of foreign ground missile systems, subsystems, and technologies. Under a five year, $85 million contract awarded in fiscal year 1997 for support to the U.S. Army's Threat Simulation Management Office, the Company provides technical and systems engineering support in the design and development of threat simulators and supports performance assessment tests of developed threat simulators.

                  Under a five year, $50 million contract awarded in fiscal year 1997, the Company also supports the Office of Secretary of Defense ("OSD") and joint military services in the conduct of test planning, multi-service coordination, and execution for Joint Test and Evaluations.

Advanced Tactical Systems

                  The Company performs basic research and provides engineering services to the U.S. Air Force, U.S. Army, U.S. Navy, and Special Operations Command. Under a four year, $7.8 million contract awarded in fiscal year 1996 with Eglin Air Force Base, the Company supports the U.S. Air Force in the development of simulations and signal processing algorithms for the development of advanced guidance concepts for conventional weapon systems. The IRMA Multi-Sensor Signature Model, the Air Force standard air-to-surface target-in-background simulation,is an example of one such code.Training concepts and course development are provided to the U.S. Army STRICOM and the Aviation Center.Other areas of engineering support include special operations technology, mine detection algorithms, avionics countermeasures and formational positioning systems, and special operations maritime electronics.

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

                  In fiscal year 1997, the Company was awarded another one year training system contract by the Massachusetts Maritime Academy to deliver a full-mission, ship-handling and navigation bridge simulator for training of cadets, professional mariners, pilots, and docking masters.

                  As subcontractor under two five year contracts awarded in fiscal year 1997, having an aggregate value of approximately $17.5 million, the Company is providing systems engineering management and technical support services to the U.S. Navy's Program Executive Officer for Surface Combatants/AEGIS Program Technical Division.

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

                  Under two contracts awarded in fiscal year 1996 by the U.S. Army Information Systems Selection and Acquisition Agency, having a current combined three year base total value of $409 million, the Company is the lead systems integrator for the DOD High Performance Computing Modernization Program. Under these contracts, the Company supplies computer hardware and software, provides maintenance and systems integration and provides Internet services to DOD shared resource centers in Dayton, Ohio and Vicksburg, Mississippi. These shared resource centers offer government scientists and engineers access to state-of-the-art high performance computing and communications capabilities. These awards established the Company as a leader in systems integration of high performance computers. The U.S. Government has awarded a total of only four such contracts under a program to modernize its shared computer resources. In fiscal year 1997, the Company was awarded a one year, $4.6 million contract to provide integration services and computer equipment under the DOD High Performance Computing Modernization Program at the Redstone Technical Test Center in Huntsville, Alabama.

                  Other major contracts of this business unit include an eight year, $40.5 million contract awarded in fiscal year 1994 with the State of Alabama to provide complete systems integration and facilities management services for the statewide Alabama Research and Education Network and the Alabama Supercomputer Center. The Company is providing Internet access to state government, industry, college and secondary school clients within the State of Alabama. Under two seven year contracts awarded in fiscal year 1992 and 1993 having an aggregate value of $33.6 million with the Defense Intelligence Agency's Missile and Space Intelligence Center, the Company provides acquisition, installation, Intranet and Internet services, and technical and management services for a high performance scientific computer center.


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

                  The Company supports federal and state government clients in the use of their information systems to ensure maximum potential and to keep such systems up-to-date with evolving hardware and software technology. The Company is currently performing a five year, $35 million contract awarded in fiscal year 1995 with the Centers for Disease Control and Prevention and the Agency for Toxic Substances and Disease Registry to upgrade, maintain, and manage their microcomputer local and wide area networks for a primary facility in Atlanta, Georgia, as well as offices in all 50 states and a number of locations around the world.

                  Under a seven year, $2.9 million subcontract awarded in fiscal year 1993 to support the National Aeronautics and Space Administration ("NASA") Marshall Space Flight Center, the Company is providing the software and services to design, manage, verify, implement, and maintain NASA's Advanced X-Ray Astro-Physics Facility Offline System.

                  In fiscal year 1997, the Company was awarded a four year $8.5 million Management Support Contract by the Ballistic Missile Defense Organization to support an existing management system and provide system design, development, and software integration for the next-generation management system.

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

                                    PART II

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


     The acquired in-process technology consisted of ten software development programs and systems to reduce the time and personnel needed to perform managed care administrative functions and provde enhanced information reports. Projects are expected to be completed in fiscal year 1999. To the extent the in-process technology is not successfully developed, this could have a material adverse impact on the Company's operating results and financial condition.

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

Results  of  Operations
-----------------------

     The following table sets forth, for the periods indicated, the percentages which certain items bear to consolidated revenues and the percentage change of such items for the periods indicated. The amounts for fiscal year 1997 include the impact of the $12 million write-off of purchased in-process research and development associated with the acquisition of TXEN, Inc.:


                                                          Percentage of Revenues                Percentage Increase (Decrease)
                                                          ----------------------                ------------------------------
                                                     1997            1996            1995         1997-1996       1996-1995
                                                     ----            ----            ----         ---------       ---------

Revenues                                             100.0%          100.0%          100.0%           56.7%           42.3%
Costs and expenses:
     Direct and allocable costs .............         88.3            84.9            86.6            62.9            39.4
     General and administrative
       expenses .............................          6.8             9.1             7.6            17.3            71.5
     Write-off of purchased
      in-process research and
      development ...........................          3.2              --              --             n/a             n/a
     Total costs and expenses ...............         98.3            94.0            94.2            63.7            42.0
 Operating profit ...........................          1.7             6.0             5.8           (54.8)           46.1
 Other income (expense), net ................           .3              .1              .8           183.6           (74.2)
Income before income taxes ..................          2.0             6.1             6.6           (48.6)           30.3
Income taxes ................................          1.9             2.2             2.4            32.8            30.0
Net income ..................................          0.1%            3.9%            4.2%          (95.0%)          30.4%

                  The following table summarizes the percentage of revenue by contract type for the periods indicated:

                               1997                 1996                1995
                               ----                 ----                ----
Cost-reimbursement ........     49%                 51%                  48%
Fixed-price ...............     35                  22                   16
Time-and-materials ........     16                  27                   36
                               ----                 ----                ----
                               100%                100%                 100%

                  The table below presents contract award and backlog data for the periods indicated:

                                                 1997                 1996                  1995
                                                 ----                 ----                  ----
                                                                 (in thousands)

Contract award amount .................       $  679,174          $  598,653              $174,049
Backlog (with options) ................       $1,228,362          $1,003,135              $505,744
Backlog (without options) .............       $  300,337          $  501,373              $287,977
Backlog percentage by contract type:
     Cost-reimbursement ...............              45%                 60%                   64%
     Fixed-price ......................              30%                 30%                   18%
     Time-and-materials ...............              25%                 10%                   18%

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

10.25    M    Amendment Number One to Stock Purchase Option Agreement among
              Registrant, TXEN, Inc. and the shareholders of TXEN, Inc. dated
              July 16, 1996.

10.26    M    Amendment Number One to Convertible Stock Purchase Agreement
              between Registrant and TXEN, Inc. dated July 16, 1996.

10.27    L    Employment Agreement dated May 31, 1996, between Advanced Marine
              Enterprises, Inc., and John T. Drewry.*

10.28    L    Employment Agreement dated May 31, 1996, between Advanced Marine
              Enterprises, Inc., and Otto P. Jons.*


10.29    P    Amendment Six to the Nichols Research Corporation 1988
              Employee's Stock Purchase Plan.*

10.30    Q    Amendment Three to the Nichols Research Corporation 1989
              Incentive Stock Option Plan.*

10.31    R    Amendment Five to the Nichols Research Corporation 1991 Stock
              Option Plan.*

10.32    S    Amendment Four to the Nichols Research Corporation Non-Employee
              Officer and Director Stock Option Plan.*

10.33    U    Amendment Two to Employment  Agreement  dated  September 1, 1997 between Nichols Research Corporation and Michael J. Mruz.*

10.34    T    Employment Agreement with Thomas L. Patterson, and Amendment to such Employment Agreement.*

10.35    U    Third  Amendment  to Credit  Agreement  dated  August  16,  1995 between  Registrants,  SouthTrust  Bank,  N.A.,  Regions Bank, and
              Corestates Bank, N.A.

11       A    Computation of Earnings Per Share.

21       A    Subsidiaries of Registrant.

23       U    Consent of Ernst & Young LLP, Independent Auditors.

27       A    Financial Data Schedule.

99.1     A    Consent of Thomas L. Patterson.

99.2     A    Consent of Daniel W. McGlaughlin.

99.3     A    Consent of David Friend.

-------------------

A    Previously filed.

B Incorporated by reference to exhibits filed on November 21, 1986 with the Company's registration statement on Form S-1 under the Securities Act of 1933, File No. 33-10323.

D Incorporated by reference to exhibits filed on November 28, 1989 with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1989, under the Securities Exchange Act of 1934.

E Incorporated by reference to exhibits filed on November 16, 1990 with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1990, under the Securities Exchange Act of 1934.

F Incorporated by reference to exhibits filed on January 18, 1991 with the Company's registration statement on Form S-8 under the Securities Act of 1933, File No. 33-38568.

G Incorporated by reference to exhibits filed on November 20, 1992 with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1992, under the Securities Exchange Act of 1934.

H Incorporated by reference to exhibits filed on November 26, 1993 with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993, under the Securities Exchange Act of 1934.

I Incorporated by reference to exhibits filed on February 7, 1989 with the Company's registration statement on Form S-8 under the Securities Act of 1933, File No. 33-13464.

J Incorporated by reference to exhibits filed on November 28, 1994 with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1994, under the Securities Exchange Act of 1934.

K Incorporated by reference to exhibits filed on November 29, 1995 with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1995, under the Securities Exchange Act of 1934.

L Incorporated by reference to exhibits filed on June 17, 1996 with the Company's Current Report on Form 8-K dated May 31, 1996, as amended, under the Securities Exchange Act of 1934.

M Incorporated by reference to exhibits filed July 25, 1996 with the Company's registration statement on Form S-3 under the Securities Act of 1933, File No. 333-08787.

N Incorporated by reference to exhibits filed on November 25, 1996 with the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, under the Securities Act of 1934.

P Incorporated by reference to exhibits filed on June 13, 1997 with the Company's registration statement on Form S-8 under the Securities Act of 1933, File No. 333-07164.

Q Incorporated by reference to exhibits filed on December 10, 1991 with the Company's registration statement on Form S-8 under the Securities Act of 1933, File No. 33-44409, as amended by Form S-8 on June 13, 1997 (File No. 333-07160).

R Incorporated by reference to exhibits filed on December 7, 1992 with the Company's registration statement on Form S-8 under the Securities Act of 1933, File No. 33-55454, as amended by Form S-8 on June 13, 1997(File No. 333-07162).

S Incorporated by reference to exhibits filed on June 23, 1997 with the Company's registration statement on Form S-8 under the Securities Act of 1933, File No. 333-29791.

T Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K, dated August 31, 1997, under the Securities Act of 1934.

U    Filed herewith.

* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

(b)Reports  on  Form  8-K.  A  Current  Report  on Form  8-K  dated  August  31,
   1997,(i)reporting   the  Registrant's   acquisition  of  TXEN,Inc.(TXEN)  and
   (ii)providing the audited financial statements of TXEN for the years ended June 30, 1997 and 1996, was filed with the Commission September 11, 1997. An amendment to that Form 8-K was filed with the Commission on November 10, 1997, to file the pro forma financial information of TXEN.

(c)Exhibits. The response to this portion of Item 14 is submitted as a separate section of this report.

(d)Financial Statement Schedules. The response to this portion of Item 14 is submitted as a separate section of this report.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the registrant's Annual Report on Form 10-K to be signed by the undersigned, thereunto duly authorized.
                                    NICHOLS RESEARCH CORPORATION

                                    By:  Chris H. Horgen
                                       ------------------------
                                         Chris H. Horgen
                                         Chairman of the Board
                                         (Principal Executive Officer)
Date: January 13, 1999

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the registrant's Annual Report on Form 10-K report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signatures              Title                                                       Date
        ----------              -----                                                       ----
    Chris H. Horgen           Chairman of the Board                                     January 13, 1999
    ---------------           (Principal Executive Officer)
    Chris H. Horgen

    Michael J. Mruz           Chief Executive Officer and Director                      January 13, 1999
    ---------------
    Michael J. Mruz

    Patsy L. Hattox           Corporate Vice President, Chief                           January 13, 1999
    ---------------           Administrative Officer, Secretary and Director
    Patsy L. Hattox

    Roy J. Nichols            Senior Vice President and Director                        January 13, 1999
    --------------
    Roy J. Nichols

    Roger P. Heinisch         Director                                                  January 13, 1999
    -----------------
    Roger P. Heinisch

    John R. Wynn              Director                                                  January 13, 1999
    ------------
    John R. Wynn

    William E. Odom           Director                                                  January 13, 1999
    ---------------
    William E. Odom

    James R. Thompson, Jr.    Director                                                  January 13, 1999
    ----------------------
    James R. Thompson, Jr.

    Phil E. Depoy             Director                                                  January 13, 1999
    -------------
    Phil E. Depoy

    Thomas L. Patterson       Director                                                  January 13, 1999
    -------------------
    Thomas L. Patterson

    Daniel W. McGlaughlin     Director                                                  January 13, 1999
    ---------------------
    Daniel W. McGlaughlin

    Allen E. Dillard          Corporate Vice President, Chief Financial Officer,        January 13, 1999
    ----------------          and Corporate Treasurer(Principal Financial and
    Allen E. Dillard          Accounting Officer)

                               INDEX TO EXHIBITS
                               -----------------


      EXHIBIT            DESCRIPTION
      -------            -----------

      10.33 Amendment Two To Employment Agreement Between Nichols Research Corporation and Michael J. Mruz

      10.35              Third Amendment To Credit Agreement

      23                 Consent of Ernst & Young LLP, Independent Auditors.