Form 10-Q/A
period 1998-05-31
NICHOLS RESEARCH CORP /AL/
filed 1999-01-13
CIK 806388

                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549
                               _____________________

                                     FORM 10-Q/A
                               AMENDMENT NO. 1 TO
                   (X)      QUARTERLY REPORT PURSUANT TO
                              SECTION 13 OR 15 (d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

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

                            Nichols Research Corporation
               (Exact name of registrant as specified in its charter)
                               _____________________
                         Commission File Number 0-15295

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

                            COMMON  STOCK, $.01 PAR VALUE
                    13,271,712 SHARES OUTSTANDING ON  May 31, 1998
                               _____________________

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

             OPERATING PROFIT. In the third fiscal quarter the Company expensed, pre-tax, $2 million of purchased in-process research and development activities related to the acquisition of Mnemonic Systems, Inc. (MSI). Operating profit, including the $2 million write-off of purchased in-process research and development, increased $0.6 million (14.0%) for the three months and $2.9 million (21.3%) for the nine months ended May 31, 1998 as compared to the three months and nine months ended May 31, 1997. Operating profit, excluding the $2 million write-off of purchased in-process research and development, increased $2.6 million (57.4%) for the three months and $4.9 million (36.2%) for the nine months ended May 31, 1998 as compared to the three months and nine months ended May 31, 1997. Direct and allocable costs during fiscal year 1998 have decreased as a percent of revenues compared to fiscal year 1997 as a result of fewer hardware purchases for systems integration contracts. General and administrative expense increased $8.5 million (51.6%) for the nine months ended May 31, 1998 compared to the nine months ended May 31, 1997, primarily as a result of the acquisition of TXEN, Inc. completed in August 1997. Amortization of intangibles increased $1.8 million (119.8%) for the nine months ended May 31, 1998 as compared to the nine months ended May 31, 1997 primarily as a result of the amortization of the intangibles recorded with the TXEN, Inc. acquisition completed in August 1997. The $2 million pre-tax write-off of purchased in-process research and development activities related to the MSI acquisition, represents 0.7% of total costs and expenses for the nine months ended May 31, 1998.

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

             The Company believes that its existing capital resources, together with available borrowing capacity, will be sufficient for the next four fiscal quarters to fund operating needs, finance acquisitions of property and equipment, and make strategic acquisitions.

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






          January 13, 1999               By:Allen E. Dillard
          ----------------------            -----------------------
          Date                              Allen E. Dillard
                                            Corporate Vice President,Chief
                                            Financial  Officer and Corporate
                                            Treasurer (Principal Finance and
                                            Accounting Officer)


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the registrant's Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                            NICHOLS RESEARCH CORPORATION


          January 13, 1999               By:Allen E. Dillard
          ----------------------            -----------------------
          Date                              Allen E. Dillard
                                            Corporate Vice President,Chief
                                            Financial  Officer and Corporate
                                            Treasurer (Principal Finance and
                                            Accounting Officer)