Form 10-K/A
period 1998-08-31
NICHOLS RESEARCH CORP /AL/
filed 1999-01-13
CIK 806388

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A
                                 AMENDMENT NO. 1
              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                       FISCAL YEAR ENDED AUGUST 31, 1998.

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


This Annual Report on Form 10-K/A amends and supersedes, to the extent set forth herein, the Registrant's Annual Report on Form 10-K for the year ended August 31, 1998 previously filed on November 27, 1998 (the Form 10-K). The Company has restated certain of its historical fiscal year end audited financial statements to reflect a $3.5 million reduction in the amount allocated to acquired in-process technology recorded and written off in connection with the Company's 1997 acquisition of TXEN, Inc. (TXEN). As more particularly set forth below, the following financial and related information has been updated in connection with the filing of the restated financial statements included herein:

                  DESCRIPTION                                                                PAGE NUMBER IN 10-K/A
-----------                                                                                  ---------------------

PART I   Executive Officers of the Registrant                                                             4

PART II  Item 6.  Selected Financial Data                                                                 6

         Item 7.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                               7

         Item 8.  Financial Statements and Supplementary Data*                                            24

PART IV  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K                                                                                     45

                  (a) (1) The financial statements and other financial information of Nichols Research Corporation set forth below and the Report of Independent Auditors thereon are incorporated by reference from pages 24 through 44 of this Form 10-K/A Annual Report:

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

                       (3) The following exhibits are being filed herewith as a result of the restatement of the Company's audited financial statements:

Exhibits:

    Exhibit 23     Consent of Ernst & Young LLP, Independent Auditor
    Exhbit  27     Financial Data Schedule

*The financial statements included herein supercede and replace the financial statements located on pages 24 through 37 of the Form 10-K.

                                     PART I
                      EXECUTIVE OFFICERS OF THE REGISTRANT

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


        Maurice G.Romine became President of Nichols InfoTec Corporation, a wholly-owned subsidiary of the Company, in May 1997. He served as Vice President/General Manager of Nichols InfoTec Corporation from November 1996 until May 1997, and Vice President of the Company's Commercial Information Technology Systems from February 1996 to November 1996. Prior to joining the Company, Mr. Romine was self-employed as an Independent Consultant from February 1995 to February 1996. Mr. Romine was employed by Intergraph Corporation, an interactive computer graphics systems company, where he served as Executive Vice-President, Business Operations from October 1992 to February 1995. Mr. Romine served as Intergraph's Executive Vice-President, Corporation Marketing from November 1989 to October 1992, and held various management and technical positions from October 1976 to November 1989.

                                     PART II


ITEM 6.  SELECTED FINANCIAL DATA


                           FIVE-YEAR FINANCIAL SUMMARY

                       Pro forma                     Pro forma
                          1998         1998            1997              1997            1996             1995            1994
                       Restated      Restated        Restated          Restated
                       --------      --------        --------          --------        --------        ---------        ---------

Revenues           $ 427,043,000   $427,043,000   $ 398,142,000    $  398,142,000     $256,605,000   $ 180,698,000     $149,874,000

Net income         $16,733,000***  $ 14,198,000    13,199,000**    $    4,699,000     $ 10,063,000   $   7,651,000     $  6,858,000

Earnings per
  common share *   $        1.23   $       1.04   $        1.09    $         0.39     $       1.00   $        0.80     $       0.72

Earnings per
  common share
  assuming
  dilution*        $        1.18   $       1.01   $        1.04    $         0.37     $       0.94   $        0.77     $       0.70

Stockholders'
equity             $ 169,747,000   $169,747,000   $ 150,468,000    $  150,468,000     $115,052,000   $  69,358,000     $ 58,365,000


Long-term debt     $   2,948,000   $  2,948,000   $   4,025,000    $    4,025,000     $  4,784,000   $   5,366,000     $  4,328,000


Goodwill and
  other intangibles,
  net              $  57,262,000   $ 57,262,000   $  51,346,000    $   51,346,000      $21,004,000   $   8,803,000      $         -


Total assets       $ 227,336,000   $227,336,000   $ 213,632,000    $  213,632,000     $165,321,000   $ 103,283,000      $82,318,000


*        As adjusted for a three-for-two stock split effective October 21, 1996.

** Excludes a $8.5 million write off of purchased in-process research and development.

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

         Amortization of Intangible Assets Related to TXEN Acquisition

         In fiscal year 1995, the Company purchased 19.9% of the capital stock of TXEN, Inc. (TXEN), for approximately $1.5 million. In August 1997, the Company exercised its option to acquire the remaining 80.1% of the capital stock of TXEN for aggregate consideration of approximately $43.8 million. The total purchase price for the TXEN acquisition was allocated to the TXEN assets and liabilities. The excess of the purchase price over the fair market value of the tangible net assets acquired ($42.8 million) was initially allocated to the following intangibles: $12.0 million to in-process research and development, $15.6 million to goodwill, $12.7 million to other intangibles and $2.5 million to capitalized software development. In-process research and development of $12.0 million was expensed in the fourth quarter of 1997. The fair value of the acquired in-process technology was determined based on an analysis of the markets, cash flows and risk of achieving such cash flows. Goodwill and other intangibles of $27.6 million are being amortized using the straight-line method over an estimated useful life of 20 years.

         In connection with the Company's filing of a Form S-3 registration statement, the Company engaged in discussions with the Staff of the Securities and Exchange Commission (SEC) regarding the purchase price allocation related to its acquisition of TXEN. These discussions included the amount allocated to in-process research and development. The Company and its independent auditors, Ernst & Young LLP, believed the purchase price allocation recorded, and related amortization charges, were in accordance with widely recognized appraisal practices and generally accepted accounting principles. However, the SEC Staff has recently expressed views on in-process research and development as set forth in a letter dated September 15, 1998 to the American Institute of Certified Public Accountants. The Company, in consultation with its independent auditor and based on its discussion with the Staff, has determined to adjust the amount originally allocated to acquired in-process research and development and, accordingly, restate its 1997 and 1998 consolidated financial statements. As a result, the 1997 write-off of acquired research and development was decreased $3.5 million from the $12.0 million amount previously recorded to $8.5 million. Intangible assets and net income were increased by a like amount because the write-off was not tax deductible. Accordingly, 1997 earnings per common share and earnings per common share assuming dilution were increased $0.29 and $0.28 to $0.39 and $0.37, respectively. For 1998, amortization of intangibles increased $225 thousand or $0.02 per common share and $0.01 per common share assuming dilution, respectively.

         Of the total purchase price for the acquisition of TXEN, $8.5 million was allocated to ten software programs and systems constituting in-process technology. At the date of acquisition, the technological feasibility of the acquired technology had not been established and the acquired technology has no alternative future uses. There can be no assurance that the purchased in-process technology will be successfully developed. The acquired in-process technology consisted of ten software and systems development projects to reduce the time and personnel needed to perform managed care administrative functions and provide enhanced information reports. At the date of acquisition, the Company estimated that the cost to complete the projects was $1.75 million of which $445,000 was spent in fiscal year 1998 and of which $1.3 million is expected to be spent in fiscal year 1999. The Company expects the projects will be completed in the third quarter of fiscal 1999. To the extent the in-process technology is not successfully developed, this could have a material adverse impact on the Company's operating results and financial condition.


Results of Operations

         The following table sets forth, for the periods indicated, the percentages which certain items bear to consolidated revenues and the percentage change of such items for the periods indicated. The amounts for fiscal years 1998 and 1997 include the impact of special charges to operating profit:


                                                                                                Percentage Increase
                                                         Percentage of Revenues                     (Decrease)
                                                         Years Ended August 31,               Years Ended August 31,
                                                   1998            1997          1996        1998-1997      1997-1996

Revenues.......................................   100.0%          100.0%         100.0%          7.3%          55.2%
Cost and expenses:
     Direct and allocable....................      83.3            88.3           85.1           1.3           60.9
     General and administrative..............       9.2             6.3            8.4          56.9           16.4
     Amortization of intangibles.............       1.1             0.5            0.5         131.9           53.0
     Special charges.........................       1.0             2.1            __          (51.5)           n/a
                                              ---------------------------------------------

         Total cost and expenses.............      94.6            97.2           94.0           4.4           60.4

Operating profit.............................       5.4             2.8            6.0         105.9          (27.2)
Other income (expense), net..................       0.1             0.3            0.2         (67.3)         167.5

Income before income taxes...................       5.5             3.1            6.2          90.4          (22.1)
Income taxes.................................       2.2             1.9            2.3          21.6           32.0
                                              ---------------------------------------------

Net income...................................       3.3%            1.2%           3.9%        202.1%         (53.3)%
                                              =============================================


         The following table summarizes the percentage of revenues by contract type for the periods indicated:

                                                        Years Ended August 31,
                                                      1998      1997       1996
                                                      ----      ----       ----

Cost-reimbursement................................... 43%        49%        51%
Fixed-price.......................................... 33         35         22
Time-and-materials................................... 24         16          27

         The table below presents contract award and backlog data for the periods indicated:

                                                                 Years Ended August 31,
                                                          1998              1997                1996
                                                          ----              ----                ----
                                                                         (in thousands)

Contract award amount................................$    453,527     $     679,174        $    598,653
Backlog (with options)...............................$  1,264,201     $   1,228,362        $  1,003,135
Backlog (without options)............................$    310,071     $     300,337        $    501,373
Backlog percentage by contract type:
     Cost-reimbursement..............................          44%              45%                 60%
     Fixed-price.....................................          37%              30%                 30%
     Time-and-materials..............................          19%              25%                 10%

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

        Operating Profit. In the third quarter of fiscal year 1998 the Company expensed $2 million of purchased in-process research and development activities related to the acquisition of Mnemonic Systems, Incorporated (MSI). In the fourth quarter of fiscal year 1998 the Company expensed $2.1 million in special charges of which, $1.9 million related to the impairment of assets associated with the insurance line of business (see Note 4 of the Notes to Consolidated Financial Statements) and $0.2 million related to expenses incurred to consummate the merger with Welkin Associates, Ltd. (Welkin), accounted for as a pooling of interests. In the fourth quarter of fiscal year 1997 the Company expensed $8.5 million of purchased in-process research and development activities related to the acquisition of the remaining 80.1% of TXEN, Inc.
(TXEN). Operating profit, including the write-offs of purchased in-process research and development and special charges, increased $11.9 million (106%) for year ended August 31, 1998 as compared to year ended August 31, 1997. Operating profit,excluding the write-offs of purchased in-process research and development and special charges, increased $7.5 million (38.1%) for the year ended August 31, 1998 as compared to the year ended August 31, 1997. Direct and allocable costs during fiscal year 1998 decreased as a percent of revenues compared to fiscal year 1997 as a result of fewer hardware purchases for systems integration contracts. General and administrative expense increased $14.2 million (56.9%) for the year ended August 31, 1998 compared to the year ended August 31, 1997, primarily as a result of the acquisition of TXEN completed in August 1997. Amortization of intangibles increased $2.8 million (131.9%) for the year ended August 31, 1998 as compared to the year ended August 31, 1997 primarily as a result of the amortization of the intangibles recorded with the TXEN acquisition completed in August 1997. The $4.1 million pre-tax special charges represents 1.0% of revenues for the year ended August 31, 1998. The $8.5 million pre-tax special charges represents 2.1% of revenues for the year ended August 31, 1997. Total costs and expenses were 94.6% of revenues for the year ended August 31, 1998 as compared to 97.2% of revenues for the year ended August 31, 1997.

        Operating  Margin.  Operating  margin  including the special charges was
5.4% of revenues for the year ended August 31, 1998 as compared to 2.8% of revenues for the year ended August 31, 1997. Operating margin excluding the special charges was 6.4% of revenues for the year ended August 31, 1998 as compared to 5.0% of revenues for the year ended August 31, 1997. The Company's Defense and Intelligence unit realized a 6.0% operating margin for the year ended August 31, 1998 as compared to 4.2% for the year ended August 31, 1997. The improved margins are primarily the result of improved margins on time-and-material contracts. The Company's Government IT unit realized operating margins, excluding the special charges, of 6.0% for the year ended August 31, 1998 as compared to 5.5% for the year ended August 31, 1997. The improved margins are the result of increased margins on modifications awarded to existing contracts during fiscal year 1998. The Company's Commercial IT unit realized operating margins of 4.7% for the year ended August 31, 1998 as compared to 8.5% for the year ended August 31, 1997. The decreased margins are a result of increased costs related to infrastructure additions and client receivable write-offs. The Company's Healthcare IT unit realized operating margins, excluding special charges, of 11.3% for the year ended August 31, 1998 as compared to 5.0% for the year ended August 31, 1997. The improved margins are the result of the managed care operations acquired with the acquisition of TXEN completed in August 1997.

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


        Income Taxes. Income taxes as a percentage of income before taxes was 39.6% for the year ended August 31, 1998 as compared to 61.9% for the year ended August 31, 1997. The decrease is primarily a result of the differences between financial and taxable income related to the amortization of intangibles and deductibility of special charges. In fiscal year 1997 the $8.5 million write-off of purchased in-process research and development was not deductible for tax purposes. In fiscal year 1998 the amortization expense of the intangible assets acquired in the August 1997 acquisition of TXEN was not deductible for tax purposes.

        Net Income. Net income including the special charges increased $9.5 million (202%) for the year ended August 31, 1998, as compared to the year ended August 31, 1997. Net income excluding the special charges increased $3.5 million (26.8%) for the year ended August 31, 1998 as compared to the year ended August 31, 1997. The increases are a result of the items discussed above.

        Earnings Per Common Share Assuming Dilution. Earnings per common share assuming dilution including the special charges were $1.01 for the year ended August 31, 1998 as compared to $0.37 for the year ended August 31, 1997. Earnings per common share assuming dilution excluding the special charges were $1.18 for the year ended August 31, 1998 compared to $1.04 for the year ended August 31, 1997. Net income including the special charges increased $9.5 million (202%) for the year ended August 31, 1998 as compared to the year ended August 31, 1997. Net income excluding special charges increased $3.5 million (26.8%) for the year ended August 31, 1998 as compared to the year ended August 31, 1997. Weighted average common shares and common equivalent shares increased 11.1% (1,412,291 shares) for the year ended August 31, 1998 as compared to the year ended August 31, 1997.

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

         Operating  Profit.  The Company  expensed  $8.5 million of costs in the fourth quarter of fiscal year 1997 for research and development activities in-process at the time of the acquisition of the remaining 80.1% of TXEN stock. Including the $8.5 million write-off of purchased in-process research and development associated with the acquisition of TXEN, operating profit decreased $4.2 million (27.2%) in fiscal year 1997. Excluding the $8.5 million write-off of purchased in-process research and development, operating profit increased $4.3 million (27.8%) in fiscal year 1997. Including the write-off of purchased in-process research and development, costs and expenses were 97.2% of revenues for fiscal year 1997 compared to 94.0% of revenues for fiscal year 1996. The write-off of purchased in-process research and development represents 2.1% of revenues. Excluding the purchase of in-process research and development, costs and expenses were 95.0% of revenues for fiscal year 1997. Direct and allocable costs increased 60.9% ($133.0 million) in fiscal year 1997 as compared to fiscal year 1996. The increase is primarily the result of increased purchases of hardware, software and subcontractor services in the performance of certain government contracts. Direct and allocable costs as a percent of revenues increased to 88.3% in fiscal year 1997 as compared to 85.1% of revenues in fiscal year 1996 as a result of lower margins typically realized on the purchased hardware, software, and subcontractor services. General and administrative expenses increased 16.4% ($3.5 million) in fiscal year 1997 as compared to fiscal year 1996. The increase is primarily a result of investments in marketing and infrastructure resources made in fiscal year 1997 which are expected to support future commercial revenues.

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

         Income Taxes. Income taxes as a percentage of income before taxes was 61.9% in fiscal year 1997 and 36.5% in fiscal year 1996. The $8.5 million write-off of purchased in-process research and development in the fourth quarter of fiscal year 1997 is not deductible for tax purposes.

         Net Income. Including the $8.5 million write-off of purchased in-process research and development, net income decreased $5.4 million (53.3%) for fiscal year 1997 as compared to fiscal year 1996. The decrease is the result of the impact of the $8.5 million write-off of purchased in-process research and development.

         Earnings Per Share Assuming Dilution. Earnings per share assuming dilution for fiscal year 1997 were $0.37 as compared to $0.94 for fiscal year 1996, a decrease of 60.6%. Excluding the $8.5 million write-off of purchased in-process research and development, earnings per share assuming dilution were $1.04 for fiscal year 1997 as compared to $0.94 for fiscal year 1996, a 10.2% increase. Excluding the $8.5 million write-off of purchased in-process research and development, net income increased 31.2% ($3.1 million), while weighted average shares outstanding increased 19.0% (2,031,407 shares) for fiscal year 1997 as compared to fiscal year 1996.


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


        Cash provided by operating activities decreased $6.8 million for the year ended August 31, 1998 as compared to the year ended August 31, 1997. The decrease is the result of a decrease in the non-cash adjustments to reconcile net income to net cash provided by operations ($0.2 million) and changes in operating assets and liabilities, net of the effects of acquisitions ($16.1 million) offset by increased net income ($9.5 million).

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

        The Company is regularly evaluating potential acquisition candidates and expects to complete other transactions in fiscal year 1999. The purchase price allocation for TXEN was adjusted as a result of discussions between the Company, its independent auditors, and the SEC Staff. The $42.8 million of purchase price in excess of the fair market value of net assets is allocated to the following intangibles: $8.5 million to in-process research and development, $17.4 million to goodwill, $14.1 million to other intangibles and $2.8 million to capitalized software development. The $8.5 million of in-process research and development was expensed in the fourth quarter of 1997. Goodwill and other intangibles of $30.7 million are being amortized using the straight-line method over an estimated useful life of twenty years. Other intangibles of $0.8 million are being amortized using the straight-line method over an estimated useful life of seven years. The amount allocated to capitalized software development is being amortized using the straight-line method over an estimated useful life of five years. The acquisition of MSI was completed during the third fiscal quarter of 1998. The MSI acquisition resulted in the write-off of $2.0 million, pre-tax, purchased in-process research and development and the recording of approximately $10.0 million in goodwill which is being amortized using the straight-line method over an estimated useful life of 15 years.

        The Company has entered into preliminary negotiations with DSM Copolymer to acquire an additional 35% interest in the ENTEC joint venture from DSM Copolymer for $5.2 million plus an earn-out based on ENTEC revenues and profits. If the negotiations are successful, the Company would own a 95% interest in the joint venture. Closing is expected to occur during the second quarter of fiscal year 1999.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                           CONSOLIDATED BALANCE SHEETS

                                                                      August 31,       August 31,        August 31,
                                                                         1998              1997             1996
                                                                      Restated         Restated
                                                                   ----------------------------------------------------
                           ASSETS                                                (amounts in thousands)

Current assets:
     Cash and temporary cash investments (Note 1).........         $        11,275   $        23,964  $        22,151
     Accounts receivable (net of allowance of $534,
         $181, and $29)  (Note 2).........................                 113,392            96,303           92,403
     Deferred income taxes (Notes 1 and 5)................                   2,488             2,102            1,519
     Other................................................                   3,939             3,162            2,438
                                                                   ----------------------------------------------------
         Total current assets.............................                 131,094           125,531          118,511

Long-term investments  (Notes 1 and 3)....................                   1,519             3,738            4,483

Property and equipment (Note 1):
     Computers and related equipment......................                  29,465            22,409           17,455
     Furniture, equipment and improvements................                  12,210            10,192            7,237
     Equipment - contracts................................                   5,771             5,771            5,771
                                                                   ----------------------------------------------------
                                                                            47,446            38,372           30,463
     Less accumulated depreciation........................                  25,011            19,101           14,974
                                                                   ----------------------------------------------------
         Net property and equipment.......................                  22,435            19,271           15,489

Goodwill and other intangibles (net of accumulated
       amortization of $6,025, $2,946, and $1,246)                          57,262            51,346           21,004
       (Notes 1, 4, and 11)...............................
Software development costs (net of accumulated
     amortization of $897, $314, and $113) (Notes 1 and 4)                   3,928             4,555            1,138
Investment in affiliates  (Note 12).......................                   9,607             8,363            4,099
Other assets..............................................                   1,491               828              597
                                                                   ----------------------------------------------------

Total assets..............................................         $       227,336   $       213,632  $       165,321
                                                                   ====================================================




The accompanying notes are an integral part of these financial statements.


                                                                 August 31,        August 31,       August 31,
                                                                    1998              1997             1996
                                                                 Restated          Restated
                                                              -----------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                         (amounts in thousands)

Current liabilities:
     Accounts payable.....................................    $        24,278   $        28,679  $        31,147
     Accrued compensation and benefits  (Note 9) .........             18,317            11,854            9,382
     Income taxes payable  (Note 5).......................              1,681               246              692
     Current maturities of long-term debt  (Note 6).......                997               761              764
     Borrowing on line of credit  (Note 6)................              5,000            10,500               __
     Deferred revenue.....................................              1,797             3,114              230
     Other................................................              1,040             1,616            1,609
                                                              -----------------------------------------------------
         Total current liabilities........................             53,110            56,770           43,824

Deferred income taxes  (Notes 1 and 5)....................                354             2,062            1,661

Long-term debt (Note 6):
     Industrial development bonds.........................              1,335             1,558            1,777
     Long-term notes......................................              1,613             2,467            3,007
                                                              -----------------------------------------------------
         Total long-term debt.............................              2,948             4,025            4,784

Minority interest in consolidated subsidiaries............              1,177               307               __

Stockholders' equity  (Notes 1 and 10):
     Common stock, par value $.01 per share
         Authorized - 30,000,000, 20,000,000 and
         20,000,000 shares, respectively
         Issued - 13,997,455, 13,553,346 and
         12,076,463 shares, respectively..................                140               135              121
     Additional paid-in capital...........................             95,631            90,076           59,129
     Retained earnings....................................             75,264            61,545           57,090
     Less cost of treasury stock - 168,500 shares.........             (1,288)           (1,288)          (1,288)
                                                              -----------------------------------------------------
         Total stockholders' equity.......................            169,747           150,468          115,052
                                                              -----------------------------------------------------

Total liabilities and stockholders' equity................    $       227,336   $       213,632  $       165,321
                                                              =====================================================


The accompanying notes are an integral part of these financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                     For the Years Ended August 31,
                                                                1998             1997              1996
                                                              Restated         Restated
                                                           ----------------------------------------------------
                                                                (amounts in thousands except share data)

Revenues (Note 1) ......................................   $       427,043  $       398,142   $       256,605

Costs and expenses:
     Direct and allocable costs.........................           355,750          351,367           218,367
     General and administrative expenses................            39,099           24,913            21,408
     Amortization of intangibles........................             4,932            2,127             1,390
     Special charges (Notes 4 and 11)...................             4,126            8,500                __
                                                           ----------------------------------------------------
         Total costs and expenses.......................           403,907          386,907           241,165
                                                           ----------------------------------------------------

Operating profit........................................            23,136           11,235            15,440

Other income (expense):
     Interest expense  (Note 6).........................              (467)            (512)             (629)
     Other income, principally interest.................             1,176            1,095             1,044
     Equity in earnings of unconsolidated
     affiliates.........................................               524              656                __
     Minority interest in consolidated
     subsidiaries.......................................              (870)            (129)               __
                                                           ----------------------------------------------------
Income before income taxes..............................            23,499           12,345            15,855
Income taxes  (Note 5)..................................             9,301            7,646             5,792
                                                           ----------------------------------------------------
Net income..............................................   $        14,198  $         4,699   $        10,063
                                                           ====================================================

Earnings per common share  (Note 7).....................   $          1.04  $           .39   $          1.00
                                                           ====================================================

Earnings per common share assuming
     dilution   (Note 7)................................   $          1.01  $           .37   $           .94
                                                           ====================================================

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

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                      Additional                                      Total
                                               Common Stock            Paid-In        Retained      Treasury     Stockholders'
                                        Shares            Amount       Capital        Earnings       Stock           Equity
                                        ------            ------       -------        --------       -----           ------
                                                                  (in thousands except share data)

BALANCE, AUGUST 31, 1995........      10,084,296           $101       $24,274       $47,125       $(2,143)       $ 69,357
Sale of common stock............       1,678,050             17        30,663            __            __          30,680
Exercise of stock options.......         256,146              2         1,655            __            __           1,657
Employee stock purchases........          64,703              1         1,016            __            __           1,017
Reissue of 108,066 shares of
   treasury stock...............              __             __         1,523            __           855           2,378
Repurchase of shares for retirement       (6,732)            __            (2)          (98)           __            (100)
Net income......................              __             __            __        10,063            __          10,063
                                      ----------------------------------------------------------------------------------------------


BALANCE, AUGUST 31, 1996........      12,076,463            121        59,129        57,090        (1,288)        115,052
Exercise of stock options.......         326,656              3         3,047            __            __           3,050
Employee stock purchases........          79,816             __         1,590            __            __           1,590
Repurchase of shares for retirement      (13,737)            __            (4)         (244)           __            (248)
Issue of stock for acquisition..       1,084,148             11        26,314            __            __          26,325
Net income (Restated)...........              __             __            __         4,699            __           4,699
                                      ----------------------------------------------------------------------------------------------

BALANCE, AUGUST 31, 1997........      13,553,346            135        90,076        61,545        (1,288)        150,468
Exercise of stock options.......         332,312              4         3,351            __            __           3,355
Employee stock purchases........         111,797              1         2,204            __            __           2,205
Net income (Restated)...........              __             __            __        14,198            __          14,198
Adjustments for Welkin Associates,
   Ltd. pooling of interests
   (Note 11)....................              __             __            __          (479)           __            (479)
                                      ----------------------------------------------------------------------------------------------

BALANCE, AUGUST 31, 1998........      13,997,455           $140       $95,631       $75,264       $(1,288)       $169,747

                                      ==============================================================================================


The accompanying notes are an integral part of these financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the Years Ended August 31,
                                                                                  1998             1997           1996
                                                                                Restated         Restated
                                                                                --------         --------        ------
                                                                                        (amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.............................................................       $  14,198      $    4,699       $   10,063
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
   Provision for doubtful accounts.....................................             353              27               23
   Depreciation........................................................           5,989           4,160            3,382
   Amortization........................................................           4,962           1,926            1,301
   Equity in earnings of unconsolidated affiliates.....................            (524)           (656)              __
   Minority interest...................................................             870             307               __
   Deferred income taxes...............................................          (1,923)           (389)            (135)
   Special charges.....................................................           3,977           8,500               __
      Changes in assets and liabilities, net of effects of acquisitions:
      Accounts receivable..............................................         (17,919)            608          (30,554)
      Other assets.....................................................          (1,254)           (307)            (325)
      Accounts payable.................................................          (4,410)         (3,776)          12,146
      Accrued compensation and benefits................................           6,331           2,151            1,118
      Income taxes payable.............................................             944            (858)            (335)
      Other current liabilities........................................          (1,540)            487             (186)
                                                                              -------------------------------------------
      Total adjustments................................................          (4,144)         12,180          (13,565)
                                                                              -------------------------------------------
         Net cash provided (used) by operating
         activities....................................................          10,054          16,879           (3,502)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment.....................................          (9,273)         (4,827)          (5,339)
Purchase of long-term investments......................................            (100)            (75)              __
Purchase of capitalized software.......................................            (722)           (834)            (935)
Payments for acquisitions, net of cash acquired........................         (13,178)        (18,180)         (15,503)
Payments for investment in affiliates..................................          (1,028)         (6,054)          (2,504)
Proceeds from long-term investments (Note 3)...........................           2,299             775               __
                                                                              -------------------------------------------

         Net cash used by investing activities.........................         (22,002)        (29,195)         (24,281)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock.................................           5,560           4,640           33,354
Payments for retired shares............................................              __            (248)            (100)
Payments of long-term debt.............................................          (1,301)           (763)          (1,005)
Proceeds from borrowings on line of credit.............................           5,000          25,500           14,500
Payments on line of credit borrowings..................................         (10,000)        (15,000)         (14,500)
                                                                              -------------------------------------------
Net cash provided (used) by financing activities.......................            (741)          14,129           32,249


                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                      For the Years Ended August 31,
                                                                                  1998             1997           1996
                                                                                  ----             ----           ----
                                                                                        (amounts in thousands)

Net increase (decrease) in cash and temporary cash investments.........         (12,689)          1,813            4,466
Cash and temporary cash investments at beginning of year...............          23,964          22,151           17,685
                                                                              -------------------------------------------

Cash and temporary cash investments at end of year.....................       $ 11,275        $  23,964        $  22,151

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

         Capitalized Software Development Costs. Certain costs of internally developed software are capitalized and amortized over the estimated economic useful life of the related software product. Amortization expense was $583,000, $201,000 and $89,000 for years ended August 31, 1998, 1997, and 1996 respectively.


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

NOTE 4 - IMPAIRMENT OF LONG-LIVED ASSETS

           During the fourth quarter of fiscal 1998, the Company evaluated the operations of its Workers' Compensation Services unit in accordance with Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of. The historical operating results included operating losses and cash flow losses during 1998 and 1997. As a result of the historical performance and projected results expected by the management of this unit, it has been determined that the operating margins would not be sufficient to recover the goodwill and capitalized software development cost recorded on its balance sheet. As a result of expected future operating and cash flow losses and the expected future revenues associated with these assets, the fair value of goodwill and capitalized software development cost has been reduced and these long-lived assets were written down to a book value of zero during the fourth quarter resulting in a pretax charge of $1.9 million which has been included in Special Charges on the Consolidated Statement of Income for the year ended August 31, 1998.

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
                                                                           ==============================================


         Income tax expense as a percentage of income before income taxes for the years ended August 31, varies from the federal statutory rate due to the following:

                                     1998             1997             1996
                                     ----             ----             ----
Statutory federal income
  tax rate..................         35.0%            35.0%            34.0%
State income taxes, net of
  federal benefit...........          3.0              4.8              2.9
Non-deductible expenses
 from acquisitions..........          2.6             24.1               __
Equity earnings in
 affiliates.................         (0.8)            (1.9)              __
Other.......................         (0.2)            (0.1)            (0.4)
                                    ------------------------------------------
                                     39.6%            61.9%            36.5%
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

         The following table sets forth the computation of earnings per common share and earnings per common share assuming dilution for the years ended August 31,:



                                                                        1998           1997             1996
 Numerator:
     Net income and income available to
          common stockholders and income
          available to common stockholders                        $  14,198,000   $ 4,699,000       $ 10,063,000
          after assumed conversions...............
                                                                  =================================================

 Denominator:
     Denominator for earnings per common
          share - weighted average common
          shares..................................                   13,607,145    12,090,377         10,090,684


Effect of dilutive securities:
     Employee stock options.......................                      517,833       622,310            590,596

                                                                  -------------------------------------------------

Denominator for earnings per common share assuming
     dilution - adjusted weighted average common
     shares and assumed conversions................                  14,124,978    12,712,687         10,681,280
                                                                  =================================================

Earnings per common share..........................               $        1.04    $     0.39        $      1.00
                                                                  =================================================
Earnings per common share assuming
     dilution......................................               $        1.01    $     0.37        $      0.94
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

                                                                                1998             1997            1996
                                                                                ----             ----            ----
                                                                                   (in thousands except share data)

NET INCOME:
   As reported.........................................................      $   14,198       $   4,699      $   10,063
   Pro forma...........................................................          11,954           3,340           9,525
EARNINGS PER COMMON SHARE ASSUMING DILUTION:
   As reported.........................................................      $     1.01       $    0.37      $     1.00
   Pro forma...........................................................            0.85            0.26            0.89
Weighted-average fair value of options granted
during the period......................................................      $     9.52       $    9.05      $     6.38

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



                                                                                 For the Years Ended August 31,
                                                                                     1997               1996
                                                                                ----------------------------------
                                                                                     (amounts in thousands)

Revenue:
     Previously reported.............................................           $   379,695         $   242,308
     Welkin..........................................................                18,447              14,297
                                                                               -----------------------------------
     Combined........................................................           $   398,142         $   256,605

Net Income:
     Previously reported (as restated)...............................           $     3,974         $     9,392
     Welkin..........................................................                   725                 671
                                                                               -----------------------------------
     Combined........................................................           $     4,699         $    10,063

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


         In fiscal year 1995, the Company purchased 19.9% of the capital stock of TXEN, Inc. (TXEN), for approximately $1.5 million. In August 1997, the Company exercised its option to acquire the remaining 80.1% of the capital stock of TXEN for aggregate consideration of approximately $43.8 million. The total purchase price for the TXEN acquisition was allocated to the TXEN assets and liabilities. The excess of the purchase price over the fair market value of the tangible net assets acquired (42.8 million) was initially allocated to the following intangibles: $12.0 million to in-process research and development, $15.6 million to goodwill, $12.7 million to other intangibles and $2.5 million to capitalized software development. In-process research and development of $12.0 million was expensed in the fourth quarter of 1997. The fair value of the acquired in-process technology was determined based on an analysis of the markets, cash flows and risk of achieving such cash flows. Goodwill and other intangibles of $27.6 million are being amortized using the straight-line method over an estimated useful life of 20 years.

         In connection with the Company's filing of a Form S-3 registration statement, the Company engaged in discussions with the Staff of the Securities and Exchange Commission (SEC) regarding the purchase price allocation related to its acquisition of TXEN. These discussions included the amount allocated to in-process research and development. The Company and its independent auditors, Ernst & Young LLP, believed the purchase price allocation recorded and related amortization charges, were in accordance with widely recognized appraisal practices and generally accepted accounting principles. However, the SEC Staff has recently expressed views on in-process research and development as set forth in a letter dated September 15, 1998 to the American Institute of Certified Public Accountants. The Company, in consultation with its independent auditor and based on its discussion with the Staff, has determined to adjust the amount originally allocated to acquired in-process research and development and, accordingly, restate its 1997 and 1998 consolidated financial statements. As a result, the 1997 write-off of acquired research and development was decreased $3.5 million from the $12.0 million amount previously recorded to $8.5 million. Intangible assets and net income were increased by a like amount because the write-off was not tax deductible. Accordingly, 1997 earnings per common share and earnings per common share assuming dilution were increased $0.29 and $0.28 to $0.39 and $0.37, respectively. For 1998, amortization of intangibles increased $225 thousand or $0.02 per common share and $0.01 per common share assuming dilution, respectively.

         Of the total purchase price for the acquisition of TXEN, $8.5 million was allocated to ten software programs and systems constituting in-process technology. At the date of acquisition, the technological feasibility of the acquired technology had not been established and the acquired technology has no alternative future uses. There can be no assurance that the purchased in-process technology will be successfully developed. The acquired in-process technology consisted of ten software and systems development projects to reduce the time and personnel needed to perform managed care administrative functions and provide enhanced information reports. At the date of acquisition, the Company estimated that the cost to complete the projects was $1.75 million of which $445,000 was spent in fiscal year 1998 and of which $1.3 million is expected to be spent in fiscal year 1999. The Company expects the projects will be completed in the third quarter of fiscal 1999. To the extent the in-process technology is not successfully developed, this could have a material adverse impact on the Company's operating results and financial condition.

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

                                                     1998            1997
                                                --------------------------------
                                                (in thousands except share data)

Revenues......................................  $    440,886      $  435,949
Net income....................................        16,116           4,883
Earnings per share assuming dilution..........  $       1.14      $     0.35

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

NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)



                                                                                                           Earnings
                                                                                                            (Loss)
                                                                  Operating                                Per Share
                                             Revenues              Profit              Net Income          Assuming
                                                                    (Loss)               (Loss)            Dilution
                                           -------------------------------------------------------------------------------
                                                                  (in thousands except share data)

Year ended August 31, 1998
     First Quarter..................        $   88,540            $   5,626           $    3,448          $    0.25
     Second Quarter..................           92,509                5,907                3,763               0.27
     Third Quarter...................          118,478                5,533                3,371               0.24
     Fourth Quarter..................          127,516                6,070                3,616               0.25

Year ended August 31, 1997
     First Quarter...................       $   87,240            $   4,776           $    3,214          $    0.25
     Second Quarter..................           96,379                4,615                3,154               0.25
     Third Quarter...................           98,702                4,989                3,402               0.27
     Fourth Quarter..................          115,821               (3,145)              (5,071)             (0.40)



NOTE: All prior periods have been restated to reflect the merger with Welkin, which was consummated on July 28, 1998 and accounted for as a pooling of interests.

       Fourth quarter for the year ended August 31, 1997 and all four quarters for the year ended August 31, 1998 have been restated to reflect the adjustment to the purchase price allocation of TXEN as described in Note 11.



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

         As more fully discussed in Note 11, the Company has revised the amount allocated to acquired in-process research and development in connection with its 1997 acquisition of TXEN, Inc. and has restated its 1997 consolidated financial statements, accordingly.


                                                               ERNST & YOUNG LLP

BIRMINGHAM, ALABAMA
October 7, 1998, except for the restatement related to acquired in-process technology referred to in Note 11, as to which the date is January 7, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a) (1) The financial statements and other financial information of Nichols Research Corporation set forth below and the Report of Independent Auditors thereon are incorporated by reference from page 24 through 44 of this Form 10-K/A Annual Report:


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

10.25        C    Nichols Research Corporation 1997 Stock Bonus Plan.*

10.26        C    Nichols Research Corporation Supplemental Retirement Benefit Plan between Registrant and Michael J. Mruz.*

10.27        C    Nichols Research Corporation Supplemental Retirement Benefit Plan between Registrant and Chris H. Horgen.*

10.28        A    Employment  Agreement  dated July 28, 1998,  between Welkin  Associates,  Ltd., the Registrant and Carl W.
                  Monk, Jr.*

10.29        A    Amendment Two dated June 1, 1998 to Employment  Agreement  between Nichols TXEN  Corporation and Thomas L.
                  Patterson.*

10.30        A    Employment  Agreement dated December 16, 1994 between Nichols SELECT  Corporation and Paul D. Reaves,  and amendment to such Employment Agreement.*

10.31        A    Employment Agreement dated August 29, 1997 between Nichols SELECT Corporation and H. Grey Wood.*

21           A    Subsidiaries of Registrant.


23           V    Consent of Ernst & Young LLP, Independent Auditors.

24           A    Power of Attorney.

27           V    Financial Data Schedule.

99           A    Consent of Charles A. Leader.


----------------------


A  Previously filed.

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

V  Filed herewith.

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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NICHOLS RESEARCH CORPORATION

 January 13, 1999                           By:  Allen E. Dillard
 -----------------                               ---------------
                                                 Corporate Vice President,
                                                 Chief Financial Officer,
                                                 and Corporate Treasurer
                                                 (Principal Financial
                                                 and Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                           Title                                     Date

             *                             Chairman of the Board (Principal                       January 13, 1999
       ---------------                     Executive Officer)
       Chris H. Horgen


             *                             Chief Exective Officer and Director                    January 13, 1999
       ---------------
       Michael J. Mruz


             *                             Corporate Vice President, Chief Administrative         January 13, 1999
       ---------------                     Officer, Secretary and Director
       Patsy L. Hattox


             *                             Vice Chairman and Senior Vice President                January 13, 1999
       --------------
       Roy J. Nichols


             *                             Director                                               January 13, 1999
       -----------------
       Roger P. Heinisch


             *                             Director                                               January 13, 1999
       -----------------
       John R. Wynn


             *                             Director                                               January 13, 1999
       ---------------
       William E. Odom


             *                             Director                                               January 13, 1999
       ----------------------
       James R. Thompson, Jr.


             *                             Director                                               January 13, 1999
       -------------
       Phil E. Depoy


             *
       -------------------                 Chairman of Nichols TXEN Corporation and               January 13, 1999
       Thomas L. Patterson                 Director


             *                             Director                                               January 13, 1999
       ---------------------
       Daniel W. McGlaughlin


             *                             Director                                               January 13, 1999
       ---------------------
       David Friend


       Allen E. Dillard                   Corporate Vice President, Chief Financial Officer,      January 13, 1999
       ----------------                   and Corporate Treasurer (Principal Financial
       Allen E. Dillard                   and Accounting Officer)



      *  By:  Allen E. Dillard
              ----------------
              Allen E. Dillard
              Attorney-in-Fact