Form 10-Q
period 1998-11-30
NICHOLS RESEARCH CORP /AL/
filed 1999-01-14
CIK 806388

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              ---------------------
                                    FORM 10-Q

                        (X) QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended November 30, 1998

                                       OR

                        ( ) TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For The Transition Period From _____________
                                To _____________
                              ---------------------

                         Commission File Number 0-15295
                          NICHOLS RESEARCH CORPORATION
             (Exact name of registrant as specified in its charter)
                              ---------------------

            DELAWARE                                    63-0713665
            --------                                    ----------
(State or other jurisdiction of                       (I.R.S.Employer
 incorporation or organization)                      Identification no.)


                          4090 Memorial Parkway, South
                         Huntsville, Alabama 35802-1326
                                 (256) 883-1140
    (Address, including zip code, and telephone number of principal offices)
                             ---------------------

                          4040 Memorial Parkway, South
                         Huntsville, Alabama 35802-1326
       (Former name, address and fiscal year if changed since last report)
                             ---------------------

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

                          COMMON STOCK, $.01 PAR VALUE
               14,074,693 SHARES OUTSTANDING ON November 30, 1998
                            ---------------------

================================================================================

                                    FORM 10-Q
                          NICHOLS RESEARCH CORPORATION

             QUARTERLY REPORT FOR THE PERIOD ENDED NOVEMBER 30, 1998

                                      INDEX
                                                                                    Page
                                                                                    ----

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statements of Income for the Three Months
           Ended November 30, 1998 and November 30, 1997 (Unaudited).............     1

           Consolidated Balance Sheets as of November 30, 1998 and
           August 31, 1998 (Unaudited)...........................................    2-3

           Consolidated Statements of Changes in Stockholders' Equity
           for the Three Months Ended November 30, 1998 and
           November 30, 1997 (Unaudited).........................................     4

           Consolidated  Statements of Cash Flows for the Three Months
           Ended November 30, 1998 and November 30, 1997
           (Unaudited)...........................................................     5

           Notes to Financial Statements (Unaudited).............................    6-8

Item 2.    Management's Discussion and Analysis of  Financial Condition
           and Results of Operations ............................................    9-19

Item 3.    Quantitative and Qualitative Disclosures About Market Risk............     19

           Part II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K......................................     20

           Signatures............................................................     21


                                    FORM 10-Q
                          NICHOLS RESEARCH CORPORATION

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                               For the Three Months Ended
                                                            November 30,        November 30,
                                                               1998                 1997
                                                                                  Restated
                                                          ---------------------------------------
                                                          (amounts in thousands except share data)

Revenues.............................................     $        101,349     $      88,540

Costs and expenses:
    Direct and allocable costs.......................              84,678             73,944
    General and administrative expenses..............              10,033              7,875
    Amortization of intangibles......................               1,021              1,095
                                                          ---------------------------------------
           Total costs and expenses..................              95,732             82,914
                                                          ---------------------------------------
Operating profit.....................................               5,617              5,626

Other income (expense):
    Interest expense.................................                 (70)               (90)
    Other income, principally interest...............                 146                285
    Equity in earnings of unconsolidated affiliates..                 128                130
    Minority interest in consolidated subsidiaries...                 (66)              (331)
                                                          ---------------------------------------
Income before income taxes...........................               5,755              5,620
Income taxes  .......................................               2,266              2,172
                                                          ---------------------------------------
Net income...........................................     $         3,489   $          3,448
                                                          =======================================
Earnings per common share............................     $         .25     $            .26
                                                          =======================================
Earnings per common share assuming dilution..........     $         .25     $            .25
                                                          =======================================
Weighted average common shares.......................          13,849,824         13,463,386
                                                          =======================================
Weighted average number of common and common equivalent
shares...............................................          14,142,861         14,022,045
                                                          =======================================

NOTE: The Company has not declared or paid dividends in any of the periods presented. All prior periods have been restated to reflect the acquisition of Welkin Associates, Ltd., which was accounted for as a pooling of interests.

See accompanying notes.

                                    FORM 10-Q
                          NICHOLS RESEARCH CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                   November 30,     August 31,
                                                                      1998             1998
                                                                                     Restated
                                                                -----------------------------------
                                                                      (amounts in thousands)
                           ASSETS
Current assets:
     Cash and temporary cash investments..................      $        11,150  $      11,275
     Accounts receivable..................................              121,538        113,392
     Deferred income taxes................................                2,513          2,488
     Other................................................                2,473          3,939
                                                                -----------------------------------
         Total current assets.............................              137,674        131,094

Long-term investments.....................................                1,513          1,519

Property and equipment:
     Computers and related equipment......................               31,443         29,465
     Furniture, equipment and improvements................               12,880         12,210
     Equipment-contracts..................................                5,934          5,771
                                                                -----------------------------------
                                                                         50,257         47,446
Less accumulated depreciation.............................               26,737         25,011
                                                                -----------------------------------
     Net property and equipment...........................               23,520         22,435

Goodwill and other intangibles(net of accumulated
   amortization)..........................................               56,209         57,262
Software development costs (net of accumulated
   amortization)..........................................                4,024          3,928
Investment in affiliates..................................                9,819          9,607
Other assets..............................................                1,457          1,491
                                                                -----------------------------------

Total assets..............................................      $       234,216  $     227,336
                                                                ===================================


NOTE: The Company has not declared or paid dividends in any of the periods presented. All prior periods have been restated to reflect the acquisition of Welkin Associates, Ltd., which was accounted for as a pooling of interests.

                                    FORM 10-Q
                          NICHOLS RESEARCH CORPORATION

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                    CONTINUED


                                                                   November 30,       August 31,
                                                                      1998              1998
                                                                                      Restated
                                                                ------------------------------------
                                                                      (amounts in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable.......................................       $     20,858      $     24,278
     Accrued compensation and benefits......................             23,881            18,317
     Income taxes payable...................................              3,546             1,681
     Current maturities of long-term debt...................                997               997
     Borrowings on line of credit...........................              5,000             5,000
     Deferred revenue.......................................                797             1,797
     Other..................................................                238             1,040
                                                                ------------------------------------
         Total current liabilities..........................             55,317            53,110

Deferred income taxes.......................................                572               354

Long-term debt:
     Industrial development bonds...........................              1,335             1,335
     Long-term notes........................................              1,484             1,613
                                                                ------------------------------------
         Total long-term debt...............................              2,819             2,948

Minority interest in consolidated subsidiaries..............              1,190             1,177

Stockholders' equity:
     Common stock, par value $.01 per share
         Authorized - 30,000,000 shares
         Issued -14,074,693 and 13,997,455 shares...........                141               140
     Additional paid-in capital.............................             96,712            95,631
     Retained earnings......................................             78,753            75,264
     Less cost of treasury stock - 168,500 shares...........             (1,288)           (1,288)
                                                                ------------------------------------
         Total stockholders' equity.........................            174,318           169,747
                                                                ------------------------------------

Total liabilities and stockholders' equity..................    $       234,216   $       227,336
                                                                ====================================

NOTE: The Company has not declared or paid dividends in any of the periods presented. All prior periods have been restated to reflect the acquisition of Welkin Associates, Ltd., which was accounted for as a pooling of interests.

                                    FORM 10-Q
                          NICHOLS RESEARCH CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                            STOCKHOLDERS' EQUITY (UNAUDITED)


                                                       Additional                                          Total
                                Common Stock             Paid-In        Retained        Treasury       Stockholders'
                             Shares       Amount         Capital        Earnings          Stock           Equity
                          ---------------------------------------------------------------------------------------------
                                                    (amounts in thousands except share data)

                                                   For the Three Months Ended November 30, 1998
                                                   --------------------------------------------

Balance, August 31, 1998
(Restated)                  13,997,455    $ 140       $     95,631    $     75,264    $   (1,288)    $       169,747

Exercise of stock options       43,988        1                477              --            --                 478

Employee stock purchases        33,250       --                604              --            --                 604

Net Income                          --       --                 --           3,489            --               3,489
                          ---------------------------------------------------------------------------------------------

Balance, November 30,1998   14,074,693    $ 141       $     96,712    $     78,753    $   (1,288)    $       174,318
                          =============================================================================================

                                              For the Three Months Ended November 30, 1997 - Restated
                                              -------------------------------------------------------

Balance, August 31, 1997    13,533,346    $ 135        $    90,076     $    61,545    $   (1,288)    $       150,468

Exercise of stock options      127,398        1              1,321              --            --               1,322

Employee stock purchases        24,273        1                484              --            --                 485

Adjustment for Welkin               --       --                 --            (479)           --                (479)

Net Income                          --       --                 --           3,448            --               3,448
                          ---------------------------------------------------------------------------------------------

Balance, November 30,1997   13,685,017    $ 137        $    91,881      $   64,514    $   (1,288)    $       155,244
                          =============================================================================================


                                    FORM 10-Q
                          NICHOLS RESEARCH CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          For the Three Months Ended
                                                                        November 30,       November 30,
                                                                            1998               1997
                                                                                             Restated
                                                                     --------------------------------------
                                                                            (amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................................          $      3,489       $       3,448
Adjustments to reconcile net income to net cash provided (used)
     by operating activities:
     Provision for doubtful accounts..........................                   104                  --
     Depreciation ............................................                 1,858               1,303
     Amortization.............................................                 1,021               1,095
     Equity in earnings of unconsolidated affiliates..........                  (128)               (130)
     Minority interest........................................                    66                 331
     Deferred Taxes...........................................                   193                  75
Changes in assets and liabilities net of effects of acquisitions:
     Accounts receivable......................................                (8,250)                820
     Other assets.............................................                 1,663                (716)
     Accounts payable.........................................                (3,420)             (3,846)
     Accrued compensation and benefits........................                 5,564               1,556
     Income taxes payable.....................................                 1,865               1,800
     Other current liabilities................................                (1,802)             (1,151)
                                                                     --------------------------------------
     Total adjustments........................................                (1,266)              1,139
                                                                     --------------------------------------
         Net cash provided/(used) by operating
         activities...........................................                 2,223               4,587

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment............................                (2,943)             (2,854)
Purchase of long-term investments.............................                    --                (100)
Purchase of capitalized software..............................                  (280)                (62)
Payment for investment in affiliates..........................                   (84)               (500)
Proceeds from maturity of long-term investments...............                     6                 550
                                                                     --------------------------------------
     Net cash provided/(used) by investing activities.........                (3,301)             (2,966)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock........................                 1,082               1,807
Payments of long-term debt....................................                  (129)               (135)
Proceeds from line of credit...................................                 5,000                 --
Payments on line of credit borrowings.........................                (5,000)            (10,000)
                                                                     --------------------------------------
     Net cash provided/(used) by financing activities.........                   953              (8,328)
                                                                     --------------------------------------
Net increase/(decrease) in cash and temporary cash
     investments..............................................                  (125)             (6,707)

                                    FORM 10-Q
                          NICHOLS RESEARCH CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)CONTINUED


                                                                          For the Three Months Ended
                                                                        November 30,       November 30,
                                                                            1998               1997
                                                                                             Restated
                                                                     --------------------------------------
                                                                            (amounts in thousands)
Cash and temporary cash investments at
     beginning of period......................................                11,275              23,964
                                                                     --------------------------------------
Cash and temporary cash investments at end of period..........         $      11,150         $    17,257
                                                                     ======================================

                                    FORM 10-Q
                          NICHOLS RESEARCH CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                November 30, 1998
Note 1 - Basis of Presentation
         ----------------------

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

Note 2 - Accounting Pronouncements
         -------------------------

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

In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income (SFAS 130). Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components. Adoption of Statement No. 130 by the Company on September 1, 1998 had no impact on the Company's consolidated results of operations or stockholders' equity.

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

Note 3 - Reclassification
         ----------------

Certain prior period amounts have been reclassified to conform with the current period's presentation and the final purchase price allocation for TXEN, Inc.

                                    FORM 10-Q
                          NICHOLS RESEARCH CORPORATION

Note 4 - Investment in affiliates
         ------------------------

         As of November 30, 1998 the Company holds a 50% interest in NCCIM, LLC. at an aggregate cost of $1,345,000. Undistributed equity earnings of $652,000 are included in the November 30, 1998 Retained Earnings balance reported in the Consolidated Balance Sheet.

Note 5 - Line of Credit
         --------------

      The Company has a bank line of credit which provides for unsecured borrowings up to $100,000,000. The credit agreement provides for interest at London Interbank Offered Rate (LIBOR) plus a margin ranging from 0.325% to 0.450% and a facility fee, payable quarterly, of approximately 0.125% on the unused portion of the line of credit. The short-term commitment agreement ($50,000,000) expired in November, 1998 and was renewed for one year. The 100,000,000 line of credit continues to be renewable annually and the long-term commitment agreement ($50,000,000) is renewable in November, 2000. At November 30, 1998, there was $5,000,000 outstanding on this line of credit at an effective interest rate of 5.62 percent.

Note 6 - Earnings Per Share
         ------------------

The following table sets forth the computation of earnings per common share and earnings per common share assuming dilution:

                                   FORM 10-Q
                          NICHOLS RESEARCH CORPORATION



                                                              For the Three Months Ended
                                                             November 30,     November 30,
                                                                 1998              1997
                                                                                 Restated
                                                           ------------------------------------
  Numerator:
       Net income and income available to
           common stockholders and income
           available to common stockholders
           after assumed conversions....................   $    3,489,000     $    3,448,000
                                                           ====================================
  Denominator:
       Denominator for earnings per common
           share - weighted average common shares.......      13,849,824         13,463,386

       Effect of dilutive securities:
           Employee stock options.......................         293,037            558,659

       Denominator for earnings per common  share
           assuming  dilution - adjusted
           weighted average common shares
           and assumed coversions.......................      14,142,861         14,022,045
                                                           ====================================

  Earnings per common share.............................   $         .25      $         .26
                                                           ====================================
  Earnings per common share assuming
       dilution.........................................   $         .25      $         .25
                                                           ====================================

                                    FORM 10-Q
                          NICHOLS RESEARCH CORPORATION

Note 7 - Restatement
         -----------

         In connection with the Company's filing of a Form S-3 registration statement unrelated to TXEN, the Company engaged in discussions with the Staff of the Securities and Exchange Commission (SEC) regarding the purchase price allocation related to its acquisition of TXEN. These discussions included the amount allocated to in-process research and development. The Company and its independent auditors, Ernst & Young LLP, believed the purchase price allocation recorded and related amortization charges, were in accordance with widely recognized appraisal practices and generally accepted accounting principles. However, the SEC Staff has recently expressed views on in-process research and development as set forth in a letter dated September 15, 1998 to the American Institute of Certified Public Accountants. The Company, in consultation with its independent auditor and based on its discussions with the Staff, has adjusted the amount originally allocated to acquired in-process research and development and, accordingly, has restated its 1997 and 1998 consolidated financial statements. As a result, the 1997 write-off of acquired research and development was decreased $3.5 million from the $12.0 million amount previously recorded to $8.5 million. Intangible assets and net income were increased by a like amount because the write-off was not tax deductible. Accordingly, 1997 earnings per common share and earnings per common share assuming dilution were increased $0.29 and $0.28 to $0.39 and $0.37, respectively. For 1998, amortization of intangibles increased $225 thousand or $0.02 per common share and $0.01 per common share assuming dilution, respectively. Accordingly, 1998 earnings per share and earnings per common share assuming dilution were reduced by $0.02 and $0.01 to $1.04 and $1.01, respectively. For the first quarter of 1999, amoritzation of intangibles increased $56 thousand but had no effect on earnings per common share assuming dilution.

                                   FORM 10-Q
                          NICHOLS RESEARCH CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES ARE DISCUSSED IN MORE DETAIL IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 31, 1998, AND IN THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SECTION OF THIS QUARTERLY REPORT. THESE FORWARD-LOOKING STATEMENTS CAN BE GENERALLY IDENTIFIED AS SUCH BECAUSE THE CONTENT OF THE STATEMENTS WILL USUALLY CONTAIN SUCH WORDS AS THE COMPANY OR MANAGEMENT "BELIEVES," "ANTICIPATES," "EXPECTS," "PLANS," OR WORDS OF SIMILAR IMPORT. SIMILARLY, STATEMENTS THAT DESCRIBE THE COMPANY'S FUTURE PLANS, OBJECTIVES, GOALS OR STRATEGIES ARE FORWARD-LOOKING STATEMENTS.

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

      The Company is organized into four strategic business units, reflecting the particular market focus of each line of business. The Defense and Intelligence unit, formerly Nichols Federal, provides technical services primarily to U.S. Government defense agencies. The Government Information Technology unit, formerly Nichols InfoFed, provides information and technology solutions and services to a variety of governmental agencies. The Commercial Information Technology unit, formerly Nichols InfoTec, provides information and technology services to various commercial clients, other than healthcare clients. The Healthcare Information Technology unit, formerly Nichols SELECT, provides information and administrative services to clients in the healthcare and insurance industries. For the quarter ended November 30, 1998, the percentage of total revenues attributable to the four business units was approximately 60% for Defense and Intelligence, 18% for Government IT, 10% for Commercial IT, and 12% for Healthcare IT.

Risk Factors
------------
     The Company's business and financial performance are subject to risks and uncertainties, including those discussed below.

                                   FORM 10-Q
                          NICHOLS RESEARCH CORPORATION


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

                                    FORM 10-Q

                          NICHOLS RESEARCH CORPORATION

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

                                    FORM 10-Q
                          NICHOLS RESEARCH CORPORATION

Results of Operations
---------------------

      The following tables set forth, for the periods indicated, the percentages which certain items in the consolidated statements of income bear to consolidated revenues, and the percentage change of such items for the periods indicated:


                                                                 Percentage of Revenues
                                                               for the Three Months Ended
                                                  November 30,      November 30,     Percentage
                                                      1998            1997             Change
                                                                    Restated
                                                --------------------------------------------------

Revenues                                              100.0%            100.0%         14.5%

Costs and expenses:
     Direct and allocable costs.............           83.6              83.5          14.5
     General and administrative expenses....            9.9               8.9          27.4
     Amortization of intangibles............            1.0               1.2          (6.8)
                                                -----------------------------------
         Total costs and expenses...........           94.5              93.6          15.5
                                                -----------------------------------
Operating profit............................            5.5               6.4          (0.2)

Other income (expense):
Interest expense............................           (0.1)             (0.1)         22.2
Other income, principally interest..........            0.2               0.3         (48.8)
Equity in earnings of unconsolidated
   affiliates...............................            0.2               0.1          (1.5)
Minority interest in consolidated
   subsidiaries.............................           (0.1)             (0.4)        (80.1)
                                                -----------------------------------
Income before income taxes..................            5.7               6.3           2.4
Income taxes................................            2.2               2.4           4.3
                                                -----------------------------------
Net income..................................            3.5%              3.9%          1.2%
                                                ===================================

The table below presents contract award and backlog data for the periods indicated:

                                                 Quarter Ended November 30,
                                                     1998          1997
                                              ----------------------------------
                                                     (amounts in thousands)

Contract award amount.....................      $    32,684     $    42,428
Backlog (with options)....................      $ 1,197,816     $ 1,227,338
Backlog (without options).................      $   330,568     $   380,574

                                    FORM 10-Q
                          NICHOLS RESEARCH CORPORATION

COMPARISON OF OPERATING RESULTS FOR FIRST FISCAL QUARTER 1999 WITH FIRST FISCAL QUARTER 1998

      REVENUES: Revenues increased $12.8 million (14.5%) for the fiscal quarter ended November 30, 1998 as compared to the fiscal quarter ended November 30,
1997. The revenues of the Defense and Intelligence unit, representing approximately 60% of the Company's consolidated revenues for the quarter, increased $ 7.7 million (14.6%), primarily the result of continued growth in existing contracts. The revenues of the Government IT unit, representing approximately 18% of the Company's consolidated revenues for the quarter, was $18.0 million as compared to $17.9 million in the prior year. The revenues of the Commercial IT unit, representing approximately 10% of the Company's consolidated revenues for the quarter, increased $ 2.3 million (28.4%), primarily the result of its expanded business base. The revenues of the Healthcare IT, representing approximately 12% of the Company's consolidated revenus for the quarter, increased $ 2.7 million (28.5%), primarily the result of continued growth in number of clients.

      OPERATING PROFIT: Operating profit was $5.6 million for the fiscal quarter ended November 30, 1998 as compared $5.6 million for the fiscal quarter ended November 30, 1997. Direct and allocable costs increased $10.7 million (14.5%) for the fiscal quarter ended November 30, 1998 as compared to the fiscal quarter ended November 30, 1997, as a result of the increase in revenues. General and administrative expenses increased $2.2 million (27.4%) for the fiscal quarter ended November 30, 1998 as compared to the fiscal quarter ended November 30, 1997, primarily the result of acquisition of Mnemonic System, Incorporated completed in April 1998. Total costs and expenses were 94.5% of revenues for the fiscal quarter ended November 30, 1998 as compared 93.6% for the fiscal quarter ended November 30, 1997.

      OPERATING MARGINS: The operating margin was 5.5% for the fiscal quarter ended November 30, 1998 as compared to 6.4% the fiscal quarter ended November 30, 1997. The Defense and Intelligence unit realized a 6.4% operating margin for the fiscal quarter ended November 30, 1998 as compared to 4.7% the fiscal quarter ended November 30, 1997. These improved margins are primarily the result of increased margins on time-and-material contracts. The Government IT unit realized a 5.7% operating margin for the fiscal quarter ended November 30, 1998 as compared to 7.8% the fiscal quarter ended November 30, 1997. This decrease in margins is primarily the result of a decrease in high margin contracts. The Commercial IT unit realized a -6.6% operating margin for the fiscal quarter ended November 30, 1998 as compared to 9.2% the fiscal quarter ended November 30, 1997. The decrease in margins is primarily the result of the expenses associated with overstaffing. Healthcare IT realized an 11.8% operating margin for the fiscal quarter ended November 30, 1998 as compared to 11.6% the fiscal quarter ended November 30, 1997.

                                    FORM 10-Q
                          NICHOLS RESEARCH CORPORATION

      OTHER INCOME (EXPENSE). Other income (expense) increased $0.1 million for the fiscal quarter ended November 30, 1998 as compared to the fiscal quarter ended November 30, 1997. Other income includes equity in earnings of unconsolidated affiliates and interest income; other expense includes interest expense and minority interest in consolidated subsidiaries. Substantially all available cash is invested in interest-bearing accounts or fixed income instruments. Interest expense includes the cost of long-term and short-term borrowings of the Company and the commitment fee on its unused line of credit.

      Equity in earnings of unconsolidated affiliates for the fiscal quarters ended November 30, 1998 and 1997 primarily represents the Company's share of the earnings of NCCIM, LLC a joint venture, 50% of which is owned by the Company.

      Minority interest in consolidated subsidiaries primarily represents the minority partner's share of earnings of Nichols ENTEC, LLC a joint venture, 60% of which is owned by the Company. The decrease in minority interest of $0.3 million for the fiscal quarter ended November 30, 1998 as compared to the fiscal quarter ended November 30, 1997 is primarily the result of expenses associated with overstaffing.

      INCOME TAXES. Income taxes as a percentage of income before taxes was 39.4% in the fiscal quarter ended November 30, 1998 as compared to 38.7% in the fiscal quarter ended November 30, 1997.

      NET INCOME. Net income increased $0.04 million (1.2%) for the fiscal quarter ended November 30, 1998 as compared to the fiscal quarter ended November 30, 1997. The increase is a result of the items discussed.

      EARNINGS PER COMMON SHARE ASSUMING DILUTION. Earnings per common share assuming dilution for the fiscal quarter ended November 30, 1998 were $.25 as compared to $.25 for fiscal quarter ended November 30, 1997. Net income increased 1.2% ($0.04 million), while weighted average number of common and common equivalent shares outstanding increased 0.9% (120,816 shares) for fiscal quarter ended November 30, 1998 as compared to fiscal quarter ended November 30, 1997.

                                    FORM 10-Q
                          NICHOLS RESEARCH CORPORATION

Liquidity And Capital Resources
-------------------------------

      Historically, the Company's positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company's operational needs and support the acquisition program. Working capital was $82.4 million and $73.2 million at November 30, 1998 and 1997, respectively. Operating activities provided cash of $2.2 million for the quarter ended November 30, 1998 and cash of $4.6 million for the quarter ended November 30, 1997. Investing activities used cash of $3.3 million for the quarter ended November 30, 1998 and $3.0 million for the quarter ended November 30, 1997. Financing activities provided cash of $1.0 million for the quarter ended November 30, 1998 and used cash of $8.3 million for the quarter ended November 30, 1997.

      Cash provided by operating activities decreased $2.4 million for the quarter ended November 30, 1998 as compared to the quarter ended November 30, 1997. The primary difference is changes in operating assets and liabilities.

      Cash used for investing activities was $3.3 million for the quarter ended November 30, 1998. Purchases of property and equipment were $3.0 million and $2.9 million for the fiscal quarters ended November 30, 1998 and 1997, respectively.

      Cash provided from financing activities was $1.0 million for the quarter ended November 30, 1998. The Company realized proceeds from the sale of common stock of $1.1 million and $1.8 million for the the fiscal quarters ended November 30, 1998 and 1997, respectively.

      The Company renegotiated its bank line of credit in November, 1998. The agreement provides for unsecured borrowings up to $100,000,000. The credit agreement provides for interest at London Interbank Offered Rate (LIBOR) plus a margin ranging from 0.325% to 0.450% and a facility fee, payable quarterly, of approximately 0.125% on the unused portion of the line of credit. The short-term commitment agreement ($50,000,000) is renewable annually and the long-term commitment agreement ($50,000,000) is renewable in November, 2000. There was $5,000,000 in outstanding borrowings on this line of credit at November 30, 1998.

      The Company is regularly evaluating potential acquisition candidates and expects to complete other transactions in fiscal year 1999.

                                    FORM 10-Q
                          NICHOLS RESEARCH CORPORATION

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

Status and Timetable for Year 2000 Compliance

     Nichols Research has developed a master timetable for its year 2000 compliance program. The updated status of each major category of mission essential systems is as follows:



                   SYSTEM CATEGORY                               PHASE          ESTIMATED DATE FOR COMPLIANCE
      ------------------------------------------------------- ----------------- ------------------------------
      Mission Essential Software Systems                      Renovation             April 1999
      ------------------------------------------------------- ----------------- ------------------------------
      Mission Essential Computational Systems                 Renovation             April 1999
      ------------------------------------------------------- ----------------- ------------------------------
      Mission Essential Network Systems                       Validation             Completed
      ------------------------------------------------------- ----------------- ------------------------------
      Mission Essential Facilities Systems                    Validation             Completed
      ------------------------------------------------------- ----------------- ------------------------------
      Mission Essential Customer Systems                      Renovation             April 1999
      ------------------------------------------------------- ----------------- ------------------------------
      Mission Essential Vendor-Supplied Services              Validation             Unknown
      ------------------------------------------------------- ----------------- ------------------------------

     The phases listed above represent the status of the majority of products within each category. There may be, within each "system," components at a lower or higher phase in the Year 2000 assessment.

     While the Mission Essential Vendor Supplied Services category is listed as having an Unknown estimated date for compliance, many of the Services within this category have had their validation phase completed.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

      Not Applicable.

                                    FORM 10-Q
                          NICHOLS RESEARCH CORPORATION

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)    Exhibits.

       Exhibit No.                           Description
       -----------                           -----------

          10.1                     Employment Agreement of Charles A. Leader*

          10.2                     Supplemental Retirement Benefit Plan
                                   between the Registrant and Charles A. Leader*

          10.3 Form of Indemnification Agreement between Registrant and Its Directors

          27                       Financial Data Schedule



(b) No reports on Form 8-K were filed during the fiscal quarter ended November 30, 1998.

-----------------
* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

                                    FORM 10-Q

                          NICHOLS RESEARCH CORPORATION

                                   SIGNATURES

                            MANAGEMENT REPRESENTATION
                            -------------------------

           The accompanying unaudited Consolidated Balance Sheets at November 30, 1998 as well as the Consolidated Statements of Income, Consolidated Statements of Changes in Stockholders' Equity and Consolidated Statements of
Cash Flows for the three months ended November 30, 1998 and 1997, have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included.





  January 14 , 1998                                    Allen E. Dillard
  -----------------                                    ----------------
  Date                                                 Allen E. Dillard
                                                       Corporate Vice President,
                                                       Chief Financial Officer
                                                       and Corporate Treasurer
                                                       (Principal Financial and
                                                       Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   NICHOLS RESEARCH CORPORATION



  January 14 , 1998                                    Allen E. Dillard
  -----------------                                    ----------------
  Date                                                 Allen E. Dillard
                                                       Corporate Vice President,
                                                       Chief Financial Officer
                                                       and Corporate Treasurer
                                                       (Principal Financial and
                                                       Accounting Officer)