Form 10-Q
period 1999-02-28
NICHOLS RESEARCH CORP /AL/
filed 1999-04-14
CIK 806388

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

                For the Quarterly Period Ended February 28, 1999
                                               -----------------

                                       OR

                        ( ) TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For The Transition Period From _____________
                                To _____________

                          ____________________________

                         Commission File Number 0-15295
                          Nichols Research Corporation
             (Exact name of registrant as specified in its charter)

                          ____________________________

             DELAWARE                                        63-0713665
             --------                                        ----------
 (State or other jurisdiction of                          (I.R.S.Employer
  incorporation or organization)                         Identification no.)

                          4090 Memorial Parkway, South
                         Huntsville, Alabama 35802-1326
                                 (256) 883-1140
     (Address, including zip code and telephone number of principal offices)
                          ____________________________

                                    NO CHANGE
       (Former name, address and fiscal year if changed since last report)
                          ____________________________

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

                          COMMON STOCK, $.01 PAR VALUE
               14,155,230 SHARES OUTSTANDING ON February 28, 1999
                          ____________________________

================================================================================

                                    FORM 10-Q
                          NICHOLS RESEARCH CORPORATION

            QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 28, 1999



                                                       INDEX



                                                                                                          Page
                                                                                                          ----
Part I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Statements of Income for the Three Months and Six Months Ended
              February 28, 1999 and February 28, 1998 (Unaudited).......................                    1

              Balance Sheets as of February 28, 1999 and August 31, 1998 (Unaudited)....                   2-3

              Statements of Changes in Stockholders' Equity for the Six Months
              Ended February 28, 1999 and February 28, 1998 (Unaudited).................                    4

              Statements of Cash Flows for the Six Months Ended February 28, 1999
              and February 28, 1998 (Unaudited).........................................                    5

              Notes to Financial Statements (Unaudited).................................                   6-9

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations ....................................................                  10-20

Item 3.       Quantitative and Qualitative Disclosures About Market Risk................                   20


Part II.      OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders.......................                   21

Item 6.       Exhibits and Reports on Form 8-K..........................................                   22

Signatures    ..........................................................................                   23


                                   FORM 10-Q
                          NICHOLS RESEARCH CORPORATION

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                    (UNAUDITED)

                                                      For the Three Months Ended            For the Six Months Ended
                                                  -----------------------------------   ----------------------------------
                                                      February 28,        February 28,    February 28,     February 28,
                                                        1999                  1998           1999             1998
                                                                            Restated                        Restated
                                                  ------------------------------------------------------------------------
                                                                 (amounts in thousands except share data)
Revenues .......................................    $     98,616      $     92,509         $   199,965      $   181,049

Costs and expenses:
     Direct and allocable costs.................          81,645            76,976             166,323          150,920
     General and administrative expenses........          10,209             8,433              20,242           16,308
     Amortization of intangibles..................         1,041             1,193               2,062            2,288
     Special charge.............................           4,297                 -               4,297                -
                                                  -----------------------------------------------------------------------
         Total costs and expenses...............          97,192            86,602             192,924          169,516
                                                  -----------------------------------------------------------------------

Operating profit................................           1,424             5,907               7,041           11,533

Other income (expense):
     Interest expense...........................            (151)             (103)               (221)            (193)
     Other income, principally interest.........             148               311                 294              596
     Equity in earnings of unconsolidated
         affiliates.............................             114               160                 242              290
     Minority interest in consolidated
         subsidiaries...........................              68              (163)                  2             (494)
                                                  -----------------------------------------------------------------------
Income before income taxes......................           1,603             6,112               7,358           11,732
Income taxes....................................             482             2,349               2,748            4,521
                                                  -----------------------------------------------------------------------
Net income......................................    $      1,121      $      3,763         $     4,610      $     7,211
                                                  =======================================================================
Earnings per common share.......................    $       .08       $        .28         $       .33      $       .53
                                                  =======================================================================
Earnings per common share - assuming dilution...    $       .08       $        .27         $       .32      $       .51
                                                  =======================================================================
Weighted average number of common shares........     13,921,315         13,550,930          13,885,576       13,512,753
                                                  =======================================================================
Weighted average number of common
     and common equivalent shares...............     14,261,779         14,050,049          14,206,186       14,035,987
                                                  =======================================================================

NOTE: The Company has not declared or paid dividends in any of the periods presented. All prior periods have been restated to reflect the acquisition of Welkin Associates, Ltd., which was accounted for as a pooling of interests.

See accompanying notes.

                                   FORM 10-Q
                          NICHOLS RESEARCH CORPORATION


                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)


                                                                  February 28,               August 31,
                                                                      1999                      1998
                                                                                             Restated
                                                              -----------------------------------------------
                                                                          (amounts in thousands)
                                 ASSETS

Current assets:
    Cash and temporary cash investments..................       $       5,889              $       11,275
    Accounts receivable..................................             116,556                     113,392
    Deferred income taxes................................               2,513                       2,488
    Other................................................               2,362                       3,939
                                                              -----------------------------------------------
        Total current assets.............................             127,320                     131,094

Long-term investments....................................               1,260                       1,519

Property and equipment:
    Computers and related equipment......................              33,077                      29,465
    Furniture, equipment and improvements................              13,479                      12,210
    Equipment-contracts..................................               3,617                       5,771
                                                              -----------------------------------------------
                                                                       50,173                      47,446
Less accumulated depreciation............................              25,699                      25,011
                                                              -----------------------------------------------
    Net property and equipment...........................              24,474                      22,435

Goodwill and other intangibles (net of accumulated
    amortization)........................................              55,267                      57,262
Software development costs (net of accumulated
    amortization)........................................               4,052                       3,928
Investment in affiliates.................................               9,938                       9,607
Other assets.............................................               3,370                       1,491
                                                              -----------------------------------------------
Total assets.............................................       $      225,681             $      227,336
                                                              ===============================================

NOTE: The Company has not declared or paid dividends in any of the periods presented. All prior periods have been restated to reflect the acquisition of Welkin Associates, Ltd., which was accounted for as a pooling of interests.

                                    FORM 10-Q
                          NICHOLS RESEARCH CORPORATION


                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                               (UNAUDITED) CONTINUED

                                                                   February 28,          August 31,
                                                                      1999                  1998
                                                                                          Restated
                                                              -------------------------------------------
                                                                     (amounts in thousands except
                                                                            per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable.....................................      $       19,106       $        24,278
    Accrued compensation and benefits....................              20,455                18,317
    Income taxes payable.................................                 158                 1,681
    Current maturities of long-term debt.................                 997                   997
    Borrowings on line of credit.........................               5,000                 5,000
    Deferred revenue.....................................                 397                 1,797
    Other................................................                 548                 1,040
                                                              -------------------------------------------
        Total current liabilities........................              46,661                53,110

Deferred income taxes....................................                  __                   354

Long-term debt:
    Industrial development bonds.........................               1,113                 1,335
    Long-term notes......................................               1,161                 1,613
                                                              -------------------------------------------
        Total long-term debt.............................               2,274                 2,948

Minority interest in consolidated subsidiaries...........                 289                 1,177

Stockholders' equity:
    Common stock,  par  value  $.01 per share
        Authorized  -  30,000,000 shares
        Issued 14,155,230 and 13,997,455 shares,
        respectively.....................................                 142                   140
    Additional paid-in capital...........................              97,729                95,631
    Retained earnings....................................              79,874                75,264
    Less cost of treasury stock - 168,500 shares.........              (1,288)               (1,288)
                                                              -------------------------------------------
        Total stockholders' equity.......................             176,457               169,747
                                                              -------------------------------------------

Total liabilities and stockholders' equity................     $      225,681       $       227,336
                                                              ===========================================

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

                                    FORM 10-Q
                          NICHOLS RESEARCH CORPORATION


                                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                                       STOCKHOLDERS' EQUITY (UNAUDITED)


                                                               Additional                                         Total
                                     Common Stock                Paid-In       Retained        Treasury       Stockholders'
                                  Shares        Amount           Capital       Earnings          Stock           Equity
                               -----------------------------------------------------------------------------------------------
                                                          (amounts in thousands except share data)

                                                        For the Six Months Ended February 28, 1999
                                                        ------------------------------------------

Balance, August 31, 1998
(Restated)                        13,997,455    $  140       $  95,631         $   75,264    $   (1,288)       $   169,747

Exercise of stock options             79,700         1             822                  -             -                823

Employee stock purchases              78,075         1           1,276                  -             -              1,277

Net income                                -          -               -              4,610             -              4,610
                               -----------------------------------------------------------------------------------------------
Balance, February 28, 1999        14,155,230    $  142       $  97,729         $   79,874    $   (1,288)       $   176,457
                               ===============================================================================================



                                                   For the Six Months Ended February 28, 1998 - Restated
                                                   -----------------------------------------------------

Balance, August 31, 1997          13,553,346    $  135       $  90,076         $   61,545    $   (1,288)       $   150,468

Exercise of stock options            167,523         2           1,709                  -             -              1,711

Employee stock purchases              49,421         -           1,053                  -             -              1,053

Adjustment for Welkin                     -          -               -               (479)            -               (479)

Net income                                -          -               -              7,211             -              7,211
                               -----------------------------------------------------------------------------------------------
Balance, February 28, 1998        13,770,290    $  137       $  92,838         $   68,277    $   (1,288)       $   159,964
                               ===============================================================================================


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

                                  FORM 10-Q
                          NICHOLS RESEARCH CORPORATION



                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)

                                                                      For the Six Months Ended
                                                                      ------------------------
                                                                   February 28,       February 28,
                                                                       1999               1998
                                                                                        Restated
                                                                --------------------------------------
                                                                       (amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................        $       4,610      $       7,211
Adjustments to reconcile net income to net cash provided
     (used) by operating activities:
     Provision for doubtful accounts......................                   56                  -
     Depreciation.........................................                3,787              2,645
     Amortization.........................................                2,062              2,288
     Equity in earnings of unconsolidated affiliates......                 (242)              (290)
     Minority interest....................................                   (2)               494
     Deferred taxes.......................................                 (379)                75
     Special charges......................................                4,297                  -
Changes in assets and liabilities net of effects of
  acquisitions:
     Accounts receivable..................................               (3,220)             5,956
     Other assets.........................................                 (302)            (1,502)
     Accounts payable.....................................               (5,172)            (7,726)
     Accrued compensation and benefits....................                2,138              3,725
     Income taxes payable.................................               (1,523)               757
     Other current liabilities............................               (1,683)               264
                                                                --------------------------------------
     Total adjustments....................................                 (183)             6,686
                                                                --------------------------------------
         Net cash provided (used) by operating activities.                4,427             13,897

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment........................               (5,702)            (5,245)
Purchase long-term investments............................                    -               (100)
Purchase capitalized software.............................                 (512)              (355)
Payment for acquisition, net of cash......................               (5,200)                 -
Payment for investment in affiliates......................                  (84)            (1,028)
Proceeds from long-term investments.......................                  259              1,145
                                                                --------------------------------------
         Net cash used by investing activities............              (11,239)            (5,583)

                                    FORM 10-Q
                          NICHOLS RESEARCH CORPORATION



                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)CONTINUED

                                                                      For the Six Months Ended
                                                                      ------------------------
                                                                   February 28,       February 28,
                                                                       1999               1998
                                                                                        Restated
                                                                --------------------------------------
                                                                       (amounts in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock....................                2,100              2,764
Payments of long-term debt................................                 (674)              (492)
Proceeds from borrowings on line of credit................               10,000                  -
Payments on line of credit borrowings.....................              (10,000)           (10,000)
                                                                --------------------------------------
         Net cash provided (used) by financing
           activities.....................................                1,426             (7,728)
                                                                --------------------------------------
Net increase (decrease) in cash and temporary cash
     investments..........................................               (5,386)               586

Cash and temporary cash investments at beginning
     of period............................................               11,275             23,964
                                                                ======================================
Cash and temporary cash investments at end of period......           $    5,889         $   24,550
                                                                ======================================


                                    FORM 10-Q
                          NICHOLS RESEARCH CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                February 28, 1999

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

         In June 1997, the FASB issued Statement No. 130,Reporting Comprehensive Income (SFAS 130). Statement No. 130 establishes new rules for the reporting and display of comprehensive income and it components. Adoption of Statement No. 130 by the Company on September 1, 1998 had no impact on the Company's consolidated results of operations or stockholders' equity.

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

                                    FORM 10-Q
                          NICHOLS RESEARCH CORPORATION

Note 4 - Impairment of Long-lived Assets
         -------------------------------

         During the second quarter of fiscal year 1999 the Company evaluated the operations of its Practice Management Services unit in accordance with Financial Accounting Standards No. 121, ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF, to determine if an adjustment was necessary to the carrying value of the Company's intangible assets. Therefore, in accordance with applicable accounting rules, management prepared an undiscounted cash flow analysis over the estimated recovery period to determine if these intangible assets were still recoverable. Management prepared the analysis with assumptions that reflected its current outlook on the business. Since the undiscounted cash flow model showed an impairment of the Company's long-lived assets, the Company used a discounted cash flow model to measure the fair value of these long-lived assets. The fair value calculation determined that the fair value of the long-lived assets was less than book value. As a result, in the second quarter of fiscal year 1999 the Company recorded a pretax intangible asset impairment charge of $4.3 million which was included in Special charges on the Consolidated Statements of Income for the quarter ended February 28, 1999.

Note 5 - Acquisitions
         ------------

         On January 15, 1999, the Company completed the purchase of an additional 35% ownership in Nichols ENTEC Systems, L.L.C (Nichols ENTEC). Nichols ENTEC provides SAP(TM) R/3 implementation services to both Fortune 500 and mid-size companies and resells SAP(TM) R/3 software to mid-sized companies in selected states. Aggregate consideration of approximately $5.2 millions was paid at closing. Additional consideration is contingent upon achieving specified operating results as defined in the purchase agreement. The goodwill of approximately $4.1 million resulting from this transaction is being amortized using the straight-line method over an estimated useful life of fifteen years.

Note 6 - Investment in Affiliates
         ------------------------

         As of February 28, 1999 the Company holds a 50% interest in NCCIM, L.L.C.. at an aggregate cost of $1,345,000. Undistributed equity earnings of $766,000 are included in the February 28, 1999 Retained Earnings balance reported in the Consolidated Balance Sheet.

                                    FORM 10-Q
                          NICHOLS RESEARCH CORPORATION

Note 7 - Line of Credit
         --------------

      The Company has a bank line of credit which provides for unsecured borrowings up to $100,000,000. The credit agreement provides for interest at London Interbank Offered Rate (LIBOR) plus a margin ranging from 0.325% to 0.450% and a facility fee, payable quarterly, of approximately 0.125% on the unused portion of the line of credit. The short-term commitment agreement ($50,000,000) expired in November, 1998 and was renewed for one year. The short-term commitment agreement continues to be renewable annually and the long-term commitment agreement ($50,000,000) is renewable in November, 2000. At February 28, 1999, there was $5,000,000 outstanding on this line of credit at an effective interest rate of 5.29 percent.

                                    FORM 10-Q
                          NICHOLS RESEARCH CORPORATION

Note 8 - Earnings Per Share
         ------------------

         The following table sets forth the computation of earnings per common share and earnings per common share assuming dilution:


                                                          For the Three Months Ended            For the Six Months Ended
                                                          --------------------------            ------------------------
                                                         February 28,    February 28,        February 28,      February 28,
                                                             1999           1998                 1999             1998
                                                                          Restated                              Restated
                                                      ------------------------------------------------------------------------
  Numerator:
       Net income and income available to common
           stockholders and income available to
           common stockholders after assumed
           conversions............................     $    1,121,000    $  3,763,000      $    4,610,000    $    7,211,000
                                                       ========================================================================

  Denominator:
       Denominator for earnings per common
           share - weighted average common
           shares.................................         13,921,315      13,550,930          13,885,576        13,512,753

       Effect of dilutive securities:
           Employee stock options.................            340,464         499,119             320,610           523,234

       Denominator for earnings per common  share
           assuming  dilution - adjusted
           weighted average common shares
           and assumed coversions.................         14,261,779      14,050,049          14,206,186        14,035,987
                                                       ========================================================================

  Earnings per common share.......................     $          .08    $        .28      $          .33    $          .53
                                                       ========================================================================
  Earnings per common share assuming
       dilution...................................     $          .08    $        .27      $          .32    $          .51
                                                       ========================================================================

                                    FORM 10-Q
                          NICHOLS RESEARCH CORPORATION


Note 9 - Restatement
         -----------

         In connection with the Company's filing of a Form S-3 registration statement unrelated to its subsidiary, Nichols TXEN Corporation (TXEN), the Company engaged in discussions with the Staff of the Securities and Exchange Commission (SEC) regarding the purchase price allocation related to its 1997 acquisition of TXEN, including the amount allocated to in-process research and development. The Company and its independent auditors, Ernst & Young LLP, believed the purchase price allocation recorded and related amortization charges, were in accordance with widely recognized appraisal practices and generally accepted accounting principles. However, the SEC Staff has recently expressed views on in-process research and development as set forth in a letter dated September 15, 1998 to the American Institute of Certified Public Accountants. The Company, in consultation with its independent auditors and based on discussions with the Staff, has adjusted the amount originally allocated to acquired in-process research and development and, accordingly, has restated its 1997 and 1998 consolidated financial statements. As a result, the 1997 write-off of acquired research and development was decreased $3.5 million from the $12.0 million amount previously recorded to $8.5 million.

                                    FORM 10-Q
                          NICHOLS RESEARCH CORPORATION


Intangible assets and net income were increased by a like amount because the write-off was not tax deductible. For 1998, amortization of intangibles increased $225 thousand or $0.02 per common share and $0.01 per common share assuming dilution, respectively. Accordingly, 1998 earnings per share and earnings per common share assuming dilution were reduced by $0.02 and $0.01 to $1.04 and $1.01, respectively. For the first two quarters of 1999, amortization of intangibles increased $112 thousand.

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

         The Company is organized into four strategic business units, reflecting the particular market focus of each line of business. The Defense and Intelligence unit, formerly Nichols Federal, provides technical services primarily to U.S. Government defense agencies. The Government Information Technology unit, formerly Nichols InfoFed, provides information and technology solutions and services to a variety of governmental agencies. The Commercial Information Technology unit, formerly Nichols InfoTec, provides information and technology services to various commercial clients, state and local government agencies and judicial systems. The Healthcare Information Technology unit, formerly Nichols SELECT, provides information and administrative services to clients in the healthcare and insurance industries. For the six months ended February 28, 1999, the percentage of total revenues attributable to the four business units was approximately 58% for Defense and Intelligence, 19% for Government IT, 10% for Commercial IT, and 13% for Healthcare IT.

Risk Factors
------------

         The Company's business and financial performance are subject to risks and uncertainties, including those discussed below.

                                   FORM 10-Q
                         NICHOLS RESEARCH CORPORATION

Acquisition Strategy
--------------------

         Expansion through acquisitions is an important component of the Company's overall business strategy. The Company has successfully completed thirteen strategic acquisitions and alliances since September 1, 1994, most of which have centered on IT and healthcare information services markets. Since the respective dates of the acquisitions, the Company has integrated these acquired entities in order to draw on the Company's base of technical expertise and capabilities in designing solutions for government, commercial, and healthcare clients. The Company's continued ability to grow by acquisitions is dependent upon, and may be limited by, the availability of compatible acquisition candidates at reasonable prices, the Company's ability to fund or finance acquisitions on acceptable terms, and the Company's ability to maintain or enhance the profitability of any acquired business.

Performance of Large Systems Integration Contracts
--------------------------------------------------

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

Variability of Quarterly Earnings or Operating Results
------------------------------------------------------

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

Uncertainties Associated With Government Contracts
--------------------------------------------------

         The Company performs its services under U.S. Government contracts that usually require performance over a period of one to five years. Long-term contracts may be conditioned upon continued availability of Congressional appropriations. Variances between anticipated budgets and Congressional

                                   FORM 10-Q
                         NICHOLS RESEARCH CORPORATION

appropriations may result in delay, reduction, or termination of such contracts. Contractors can experience revenue uncertainties with respect to available contract funding during the first quarter of the government's fiscal year beginning October 1, until differences between budget requests and appropriations are resolved. The Company's contracts with th U.S. Government and its prime contractors are subject to termination, in whole or in part, either upon default by the Company or at the convenience of the government. The termination for convenience provisions generally entitle the Company to recover costs incurred, settlement expenses, and profit on work completed prior to termination. Because the Company contracts to supply goods and services to th U.S. Government, it is also subject to other risks, including contract suspensions, audit adjustments, protests by disappointed bidders of contract awards which can result in the re-opening of the bidding process and changes in government policies or regulations.

Contract Profit Exposure
------------------------

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

                                    FORM 10-Q
                          NICHOLS RESEARCH CORPORATION


Results of Operations
---------------------

       The following tables set forth, for the periods indicated, the percentage which certain items in the consolidated statements of income bear to consolidated revenues, and the percentage change of such items for the periods indicated:


                                              For the Three Months Ended                       For the Six Months Ended
                                     ----------------------------------------------  ----------------------------------------------
                                      February 28,    February 28,                     February 28,    February 28,
                                          1999            1998       Percentage           1999            1998       Percentage
                                                        Restated       Change                           Restated       Change
                                     ----------------------------------------------------------------------------------------------

Revenues                                   100.0%         100.0%        6.6%              100.0%         100.0%        10.4%

Costs and expenses:
     Direct and allocable costs.....        82.8           83.2         6.1                83.2           83.3         10.2
     General and administrative
       expenses.....................        10.3            9.1        21.1                10.1            9.0         24.1
     Amortization of intangibles....         1.1            1.3       (12.7)                1.0            1.3         (9.9)
     Special charge.................         4.4              -         N/A                 2.2              -          N/A
                                     ----------------------------------------------------------------------------------------------
         Total costs and expenses...        98.6           93.6        12.2                96.5           93.6         13.8
                                     ----------------------------------------------------------------------------------------------

Operating profit....................         1.4            6.4       (75.9)                3.5            6.4        (38.9)

Interest expense....................        (0.2)          (0.1)       46.6                (0.1)          (0.1)        14.5
Other income, principally interest..         0.2            0.3       (52.4)                0.2            0.3        (50.7)
Equity in earnings of unconsolidated
 affiliates.........................         0.1            0.2       (28.8)                0.1            0.2        (16.6)

Minority interest in consolidated
     Subsidiaries...................         0.1           (0.2)      141.7                 0.0           (0.3)       100.4
                                     ----------------------------------------------------------------------------------------------
Income before income taxes..........         1.6            6.6       (73.8)                3.7            6.5        (37.3)
Income taxes........................         0.5            2.5       (79.5)                1.4            1.4        (39.2)
                                     ----------------------------------------------------------------------------------------------
Net income..........................         1.1%           4.1%      (70.2)%               2.3%           2.3%       (36.1)%
                                     ==============================================================================================

                                    FORM 10-Q
                          NICHOLS RESEARCH CORPORATION

The table below presents contract award and backlog data for the periods indicated:


                                              February 28,      February 28,
                                                  1999              1998
                                                                  Restated
                                         ---------------------------------------
                                                   (amounts in thousands)

Contract award amount.....................     $   105,484       $   103,241
Backlog (with options)....................     $ 1,156,487       $ 1,186,336
Backlog (without options).................     $   336,622       $   496,503

                                    FORM 10-Q
                          NICHOLS RESEARCH CORPORATION

COMPARISON OF OPERATING RESULTS FOR FISCAL SECOND QUARTER 1999 WITH FISCAL SECOND QUARTER 1998

      REVENUES. Revenues increased $6.1 million (6.6%) for the three months and $18.9 million (10.4%) for the six months ended February 28, 1999 as compared to the three months and six months ended February 28, 1998. The revenues of the Defense and Intelligence unit, representing approximately 58% of the Company's consolidated revenue increased $4.1 million (3.7%) for the six months ended February 28, 1999 as compared to the six months ended February 28, 1998 primarily as a result of continued growth in existing contract base. The revenues of the Government IT unit, representing approximately 19% the Company's consolidated revenue, increased $5.2 million (15.5%) for the six months ended February 28, 1999 compared to the six months ended February 28, 1998 primarily as a result of the acquisition of Mnemonic Systems, Incorporated. The revenues of the Commercial IT unit, representing approximately 10% of the Company's consolidated revenue, increased $3.4 million (20.4%) for the six months ended February 28, 1999 as compared to the six months ended February 28, 1998 primarily as a result of its expanded business base. Revenues of the Healthcare IT unit, representing 13% of the Company's consolidated revenue, increased $6.2 million (32.5%) for the six months ended February 28, 1999 compared to the six months ended February 28, 1998 as the result of continued growth in the number of customers contracted and expanded use of its other services by existing customers.

      OPERATING PROFIT. In the second quarter, the Company recorded a pretax intangible asset impairment charge of $4.3 million related to its Practice Management Service unit. Operating profit, including the $4.3 million intangible asset impairment charge, decreased $4.5 million (75.9%) for the three months and $4.5 million (38.9%) for the six months ended February 28, 1999 as compared to the three months and six months ended February 28, 1998. Operating profit, excluding the $4.3 million intangible asset impairment charge, decreased $0.2 million (3.1%) for the three months and $0.2 million (1.7%) for the six months ended February 28, 1999 as compared to the three months and six months ended February 28, 1998.

       Direct and allocable costs increased $15.4 million (10.2%) for the six months ended February 28, 1999 as compared to the six months ended February 28, 1998, as a result of increases in revenue. General and administrative expenses increased $3.9 million (24.1%) for the six months ended February 28, 1999 as compared to the six months ended February 28, 1998, primarily as a result of the acquisition of Mnemonic Systems, Incorporated completed in April 1998. Amortization of intangibles decreased $0.2 million (9.9%). The $4.3 million intangible asset impairment charge related to the Practice Management Services division, represents 2.2% of the total costs and expenses for the six months ended February 28, 1999.

      Total costs and expenses were 98.6% of revenue for the three months and 96.5% for the six months ended February 28, 1999 as compared to 93.6% for the three months and 93.6% for six months ended February 28, 1998.

                                    FORM 10-Q
                          NICHOLS RESEARCH CORPORATION

      OPERATING MARGIN. Operating margin, including the $4.3 million intangible asset impairment charge, was 1.4% for the three months and 3.5% for the six months ended February 28, 1999 as compared to 6.4% for the three months and six months ended February 28, 1998. Operating margin, excluding the $4.3 million intangible asset impairment charge, was 5.8% for the three months and 5.7% for the six months ended February 28, 1999. The Defense and Intelligence unit realized a 6.0% operating margin for the six months ended February 28, 1999 as compared to 5.1% for the six months ended February 28, 1998. This improvement is principally the result of increases in award fees and margins on time-and-material contracts. The Government IT unit realized a 7.0% operating margin for the six months ended February 28, 1999 as compared to 7.7% for the six months ended February 28, 1998. This decrease is primarily the result of a declines in high margin contracts and lower margins on modifications awarded to existing contracts. The Commercial IT unit realized a (7.1%) operating margin for the six months ended February 28, 1999 as compared to 5.1% for the six months ended February 28, 1998. The Commercial IT unit is in the final phases of transforming itself into a market focused organization that services specific target markets. Over the first two quarters of fiscal year 1999, the Commercial IT unit incurred increased costs associated with underutilization of staff, hiring employees in anticipation of contracts that did not materialize, infrastructure costs, and performing unprofitable contracts. New business and operating strategies have been implemented to correct these problems and reduce costs. The negative effect on operating profits and margins in the Commercial IT unit is expected to decrease during the final two quarters of fiscal year 1999 resulting in improved profits and margins in the Commercial IT unit. The Healthcare IT unit realized a 12.2% operating margin, excluding the $4.3 million intangible asset impairment charge, for the six months ended February 28, 1999 as compared to 12.6% for the six months ended February 28, 1998. The $4.3 million intangible asset impairment charge is related to the Healthcare IT unit's Practice Management Services division and represents a decrease of 2.2% in the Company's operating margin for the six months ended February 28,1999.

      OTHER INCOME (EXPENSE). Other income (expense) decreased $36,000 for the three months and increased $118,000 for the six months ended February 28, 1999 as compared to the three months and six months ended February 28, 1998. Other income includes equity in earnings of unconsolidated affiliates and interest income; other expense includes interest expense and minority interest. Interest income is from the investment of the Company's cash reserves.

      Substantially all available cash is invested in interest-bearing accounts or fixed income instruments. Interest expense is comprised of the cost associated with the long-term borrowings of the Company, the commitment fee on unused line of credit, and the average outstanding borrowing on the Company's line of credit.

      Equity in earnings of unconsolidated affiliates for the six months ended February 28, 1999 and 1998 primarily represents the Company's share of the earnings of NCCIM, L.L.C. a joint venture, 50% of which is owned by the Company.

      Minority interest primarily represents the minority partner's share of earnings of Nichols ENTEC, L.L.C. a joint venture, 95% of which is owned by the Company as of January 15,1999 (See Note 5 of Notes of Condensed Consolidated Financial Statements). The decrease in minority interest of $0.5 million for the six months ended February 28, 1999 as compared to the six months ended February 28, 1998 is principally the result of decreased profitability and the decrease of the minority partner interest.

                                    FORM 10-Q
                          NICHOLS RESEARCH CORPORATION

      INCOME TAXES. Income taxes as a percentage of income before taxes was 37.3% for the six months ended February 28, 1999 as compared to 38.5% for the six months ended February 28, 1998. The decrease is primarily a result of the differences between financial and taxable income related to the amortization of intangibles.

      NET INCOME. Net income, including the $4.3 million intangible asset impairment charge, decreased $2.6 million (70.2%) for the three months and $2.6 million (36.1%) for the six months ended February 28, 1999 as compared to the three months and six months ended February 28, 1998. Net income, excluding the $4.3 million intangible asset impairment charge, decreased $0.1 million (3.8%) for the three months and $0.1 million (1.4%) for the six months ended February 28, 1999 as compared to the three months and six months ended February 28, 1998. The decreases are a result of the matters discussed above.

      EARNINGS PER SHARE ASSUMING DILUTION. Earnings per share assuming dilution, including the $4.3 million intangible asset impairment charge, were $0.08 for the three months and $0.32 for the six months ended February 28, 1999 as compared to $0.27 for the three months and $0.51 for the six months ended February 28, 1998. Earnings per share assuming dilution, excluding the $4.3 million intangible asset impairment charge, were $0.25 for the three months and $0.50 for the six months ended February 28, 1999. Net income, including the $4.3 million intangible asset impairment charge, decreased 36.1% ($2.6 million), while weighted average common shares and common equivalent shares increased 1.2% (170,199 shares) for the six months ended February 28, 1999 as compared to the six months ended February 28, 1998. Net income, excluding the $4.3 million intangible asset impairment charge, decreased 1.4% ($0.1 million) for the six months ended February 28, 1999

Liquidity and Capital Resources
-------------------------------

      Historically, the Company's positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company's operational needs and support the acquisition program. Working capital was $80.3 million and $77.1 million at February 28, 1999 and 1998, respectively. Operating activities provided cash of $4.4 million and $13.9 million for the six months ended February 28, 1999 and February 28, 1998, respectively. Investing activities used cash of $11.2 million and $5.6 million for the six months ended February 28, 1999 and February 28, 1998, respectively. Financing activities provided cash of $1.4 million for the six months ended February 28, 1999 and used cash of $7.7 million for the six months ended February 28, 1998.

      Cash provided by operating activities decreased by $9.5 million for the six months ended February 28, 1999 as compared to the six months ended February 28, 1998 as a result of changes in operating assets and liabilities.

      Cash used for investing activities was $11.2 million for the six months ended February 28, 1999. The Company purchased an additional 35% ownership in Nichols ENTEC for approximately $5.2 million. Purchases of property and equipment were $5.7 million and $5.2 million for the six months ended February 28, 1999 and 1998, respectively.

                                    FORM 10-Q
                          NICHOLS RESEARCH CORPORATION

      Cash provided by financing activities was $1.4 million for the six months ended February 28, 1999. The Company realized proceeds from the sale of common stock of $2.1 million and $2.8 million for the six months ended February 28, 1999 and 1998, respectively. Cash of $0.7 million was used to reduce long-term debt.

      The Company negotiated its bank line of credit in November 1998. The agreement provides for unsecured borrowings up to $100,000,000. The credit agreement provides for interest at London Interbank Offered Rate (LIBOR) plus a margin ranging from 0.325% to 0.450% and a facility fee, payable quarterly, of approximately 0.125% on the unused portion of the line of credit. The short-term commitment agreement ($50,000,000) is renewable annually and the long-term commitment agreement ($50,000,000) is renewable in November 2000. At February 28, 1999, there was $5,000,000 outstanding on this line of credit.

      The Company regularly evaluates potential acquisition candidates and has completed two acquisitions to date in the third quarter of fiscal year 1999. On March 10, 1999 the Company purchased Murray & West, Inc./Trans-Link USA, Inc. for approximately $14.6 million and on March 17, 1999 it purchased Prism Consulting Group, L.L.C. for approximately $5.3 million. These acquisitions complement the Company's SAP(TM) implementation, integration, and support business.

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

      The Company believes that for its next four fiscal quarters its existing capital resources, together with available borrowing capacity, will be sufficient to fund operating needs, finance acquisitions of property and equipment, and make strategic acquisitions, if appropriate.

Effects of Inflation
--------------------

Substantially all contracts awarded to the Company have been based on proposals which reflect estimated cost increases due to inflation. Historically, inflation has not had a significant impact on the Company.

YEAR 2000

Overview
--------
         Historically, certain computerized systems have had two digits rather than four digits to define the applicable year, which could result in recognizing a date using "00" as the year 1900 rather than the year 2000. This could cause significant software failures or miscalculations and is generally referred to as the "Year 2000" problem.

                                    FORM 10-Q
                          NICHOLS RESEARCH CORPORATION

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

         As part of the awareness phase the Company has reviewed

         - Mission Essential Software Systems
         - Mission Essential Computational Systems (hardware)
         - Mission Essential Facilities Systems,  including  elevators,  heating
           and air   conditioning   systems, photocopying  machines and  utility
           services
         - Mission Essential Network Systems
         - Customer Software Services, provided by the Company's business units
         - Mission Essential Vendor-Supplied Software and Services

                                    FORM 10-Q
                          NICHOLS RESEARCH CORPORATION

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

Status and Timetable for Year 2000 Compliance
---------------------------------------------

         Nichols Research has developed a master timetable for its year 2000 compliance program. The updated status of each major category of mission essential systems is as follows:



                  System Category                         Phase             Estimated Date For Compliance
==================================================== ================= ========================================

Mission Essential Software Systems                      Renovation                   April 1999
Mission Essential Computational Systems                 Renovation                   April 1999
Mission Essential Network Systems                       Validation                   Completed
Mission Essential Facilities Systems                    Validation                   Completed
Mission Essential Customer Systems                      Renovation                   April 1999
Mission Essential Vendor-Supplied Services              Validation                   Unknown

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

                                    FORM 10-Q
                          NICHOLS RESEARCH CORPORATION

Contingency Plans
-----------------

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

                                    FORM 10-Q
                          NICHOLS RESEARCH CORPORATION

Cost for Year 2000 Compliance
-----------------------------

         The Company believes that the total cost of its Year 2000 compliance activity will not be material to the Company's operation, liquidity and capital resources. The Company estimates that the total cost for its Year 2000 compliance will be $688,500 which represents 11,475 hours of analysis, modification and testing, and $34,500 for new equipment purchases. To date, the Company has completed 8,830 hours of Year 2000 compliance work, and purchased new equipment valued at $27,000, for a total cost of $542,000.

Year 2000 Risks Faced by the Company
------------------------------------

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

         Not Applicable.

                                    FORM 10-Q
                          NICHOLS RESEARCH CORPORATION

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

         On January 14, 1999, the annual meeting of the Company's stockholders was held at the Corporate Headquarters in Huntsville, Alabama. Proxies were solicited and cast by the Company's transfer agent, ChaseMellon Shareholder Services, New York, New York. Matters put to vote and acted upon were the proposal to amend the Company's 1988 Employee Stock Purchase Plan to increase the number of shares, amend the Company's 1988 Employee Stock Purchase Plan to change the exercise price of options issued under the Plan, and to ratify appointment of Ernst & Young LLP as the Company's independent auditors for the current fiscal year.

         All directors were elected for a term of one year and will serve until the next annual meeting. Directors elected were as follows:

                                                For              Withheld
                                                ---              --------

         Chris H. Horgen                    11,297,453           136,949
         Michael J. Mruz                    11,300,907           133,495
         Charles A. Leader                  11,005,565           428,837
         Roy J. Nichols                     11,308,583           125,819
         Patsy L. Hattox                    11,307,109           127,293
         Roger P. Heinisch                  11,338,244            96,158
         John R. Wynn                       11,260,433           173,969
         William E. Odom                    11,337,299            97,103
         James R. Thompson, Jr.             11,338,922            95,480
         Phil E. DePoy                      11,338,650            95,752
         Thomas L. Patterson                11,308,828           125,574
         David Friend                       11,336,561            97,841
         Daniel W. McGlaughlin              11,328,168           106,234

         The Amendment to the Company's 1988 Employee Stock Purchase Plan to increase the number of shares by 1,000,000 was approved. Voting for approval were 8,260,580 shares, voting against were 1,256,428 shares, and 151,496 shares abstained.

         The Amendment to the Company's 1988 Employee Stock Purchase Plan to change the exercise price of options issued was approved. Voting for amendment were 10,201,172 shares, voting against 1,133,895 shares, and 99,335 shares abstained.

         Ernst & Young, LLP was ratified to serve as the Company's independent auditors for the fiscal year ending August 31, 1999. Voting for ratification were 11,341,137 shares, voting against were 19,308 shares and 73,957 shares abstained.

                                    FORM 10-Q
                          NICHOLS RESEARCH CORPORATION


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits.

       Exhibit No.                             Description
       -----------                             -----------

           10 Memorandum of Understanding Regarding Michael J. Mruz's Resignation as Nichols Research CEO*

           10.1          Amendment  No.  1  to  Employment   Agreement  between
                         Nichols  Research Corporation and Charles A. Leader*

           27            Financial Data Schedule

* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

b) Reports on Form 8-K. On January 15, 1999, the Company filed a current report on Form 8-K/A dated August 31, 1997, to revise Footnote 1 contained in the Notes to the TXEN, Inc. financial statements. This revision added a section entitled "Research and Development" detailing the research and development costs incurred by TXEN, Inc. during fiscal years June 30, 1996 and 1997.

On February 5, 1999, the Company filed a current report Form 8-K dated January 15, 1999, reporting (i) the filing of Form S-1 Registration Statement relating to the initial public offering of stock by Nichols TXEN Corporation, (ii) the Company's acquisition of an additional 35% interest in Nichols ENTEC Systems, L.L.C. and (iii) the signing of a Letter of Intent to acquire all of the capital stock of Murray and West, Inc. and Trans-Link USA, Inc.

                                    FORM 10-Q
                          NICHOLS RESEARCH CORPORATION


                                   SIGNATURES

                            MANAGEMENT REPRESENTATION
                            -------------------------

           The accompanying unaudited Consolidated Balance Sheets at February 28, 1999, and August 31, 1998 as well as the Consolidated Statements of Income, Consolidated Statements of Changes in Stockholders' Equity and Consolidated Statements of Cash Flows for the six months ended February 28, 1999 and 1998, have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included.





April 14, 1999                              By:  Allen E. Dillard
--------------                                   -------------------
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


                                            NICHOLS RESEARCH CORPORATION


April 14, 1999                              By:  Allen E. Dillard
--------------                                   -------------------
Date                                             Allen E. Dillard
                                                 Corporate Vice President, Chief
                                                 Financial Officer and Corporate
                                                 Treasurer (Principal Financial
                                                 and Accounting Officer)