Form 10-Q
period 1999-05-31
NICHOLS RESEARCH CORP /AL/
filed 1999-07-15
CIK 806388

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

                   For the Quarterly Period Ended May 31, 1999

                                       OR

                        ( ) TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For The Transition Period From _____________
                                To _____________
                              ---------------------
                          Nichols Research Corporation
             (Exact name of registrant as specified in its charter)
                         Commission File Number 0-15295
                              ---------------------

                               DELAWARE 63-0713665
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification no.)

                          4090 Memorial Parkway, South
                         Huntsville, Alabama 35802-1326
                                 (256) 883-1140
    (Address, including zip code and telephone number, of principal offices)
                              ---------------------

                                    NO CHANGE
       (Former name, address and fiscal year if changed since last report)
                              ---------------------

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

                          COMMON STOCK, $.01 PAR VALUE
                  14,237,532 SHARES OUTSTANDING ON May 31, 1999
                              ---------------------
================================================================================

                                    FORM 10-Q

                          NICHOLS RESEARCH CORPORATION

               QUARTERLY REPORT FOR THE PERIOD ENDED MAY 31, 1999

                                      INDEX


                                                                                               Page

Part I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Statements of Income for the Three Months and
              Nine Months Ended May 31, 1999 and May 31, 1998 (Unaudited)...............          1

              Condensed Consolidated Balance Sheets as of May 31, 1999 and August 31,
              1998 (Unaudited)..........................................................        2-3

              Condensed Consolidated Statements of Changes in Stockholders' Equity
              for the Nine Months Ended May 31, 1999 and May 31, 1998 (Unaudited).......          4

              Condensed Consolidated Statements of Cash Flows for the Nine Months
              Ended May 31, 1999 and May 31, 1998 (Unaudited)...........................          5

              Notes to Condensed Consolidated Financial Statements (Unaudited)..........        6-8

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations.....................................................       9-20

Item 3.       Quantitative and Qualitative Disclosures About Market Risk................         20


Part II.      OTHER INFORMATION

Item 1.       Legal Proceedings.........................................................         21

Item 6.       Exhibits and Reports on Form 8-K..........................................         22

              Signatures................................................................         23



                                                    FORM 10-Q
                                           NICHOLS RESEARCH CORPORATION

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                               For the Three Months Ended             For the Nine Months Ended
                                                               --------------------------             -------------------------
                                                                May 31,            May 31,           May 31,            May 31,
                                                                 1999                1998              1999              1998
                                                                                   Restated                            Restated
                                                         ---------------------------------------------------------------------------
                                                                        (amounts in thousands except per share data)
Revenues............................................     $       127,075        $    118,478       $    327,040      $    299,527

Costs and expenses:
     Direct and allocable costs.....................             106,303             100,230            272,626           251,150
     General and administrative expenses............              11,585               9,463             31,827            25,771
     Amortization of intangibles....................               1,111               1,252              3,173             3,540
     Special charges (1) and (2)....................                 __                2,000              4,297             2,000
                                                         ---------------------------------------------------------------------------
         Total costs and expenses...................     $       118,999        $    112,945       $    311,923      $    282,461
                                                         ---------------------------------------------------------------------------

Operating profit....................................               8,076               5,533             15,117            17,066

Other income (expense):
     Interest expense...............................                (304)                (93)              (525)             (286)
     Other income, principally interest.............                 102                 170                396               766
     Equity in earnings of unconsolidated
         affiliates.................................                 142                  61                384               351
     Minority interest in consolidated subsidiaries.                (148)               (183)              (146)             (677)
                                                         ---------------------------------------------------------------------------
Income before income taxes..........................               7,868               5,488             15,226            17,220
Income taxes........................................               3,190               2,117              5,938             6,638
                                                         ---------------------------------------------------------------------------
Net income..........................................     $         4,678        $      3,371       $      9,288      $     10,582
                                                         ===========================================================================

Earnings per common share...........................     $          .33         $       .25        $       .67       $        .78
                                                         ===========================================================================

Earnings per common share assuming dilution.........     $          .33         $       .24        $       .65       $        .75
                                                         ===========================================================================

Weighted average common shares......................         14,015,333          13,649,522         13,929,442         13,558,343
                                                         ===========================================================================

Weighted average common shares and
     common equivalent shares.......................         14,269,333          14,181,465         14,238,106         14,080,735
                                                         ===========================================================================

                                    FORM 10-Q
                          NICHOLS RESEARCH CORPORATION


                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED) CONTINUED


NOTE: The  Company  has not  declared  or paid  dividends  in any of the periods presented. All prior periods have been restated to reflect the acquisition of Welkin Associates, Ltd., which was accounted for as a pooling of interests.

(1) For the nine months ended May 31, 1998, the special charges of $2,000,000 relates to the acquisition of Mnemonic Systems, Inc. by the Company on April 15, 1998.

(2) For the nine months ended May 31, 1999, the special charges of $4,297,000 relates to the impairment of goodwill associated with Nichols TXEN Corporation, a wholly owned subsidiary of the Company.

See accompanying notes.

                                    FORM 10-Q

                          NICHOLS RESEARCH CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                          May 31,                August 31,
                                                                           1999                     1998
                                                                                                  Restated
                                                                 --------------------------------------------------
                           ASSETS                                                  (amounts in thousands)
Current assets:
     Cash and temporary cash investments..................       $        18,048             $       11,275
     Accounts receivable..................................               118,501                    113,392
     Deferred income taxes................................                 2,541                      2,488
     Other................................................                 3,701                      3,939
                                                                 --------------------------------------------------
         Total current assets.............................               142,791                    131,094

Long-term investments.....................................                   607                      1,519

Property and equipment:
     Computers and related equipment......................                35,170                     29,465
     Furniture, equipment and improvements................                14,131                     12,210
     Equipment - contracts................................                 5,022                      5,771
                                                                 --------------------------------------------------
                                                                          54,323                     47,446
     Less accumulated depreciation........................                28,022                     25,011
                                                                 --------------------------------------------------
         Net property and equipment.......................                26,301                     22,435

Deferred income taxes.....................................                 1,033                        __

Goodwill and other intangibles (net of accumulated
     amortization)........................................                72,681                     57,262
Software development costs (net of accumulated
     amortization)........................................                 3,967                      3,928
Investment in affiliates..................................                 9,999                      9,607
Other assets..............................................                 4,707                      1,491
                                                                 --------------------------------------------------

Total assets..............................................       $       262,086             $      227,336
                                                                 ==================================================

NOTE: The Company has not declared or paid dividends in any of the periods presented. All prior periods have been restated to reflect the acquisition of Welkin Associates, Ltd., which was accounted for as a pooling of interests.

See accompanying notes.

                                    FORM 10-Q

                          NICHOLS RESEARCH CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                       May 31,              August 31,
                                                                         1999                  1998
                                                                                             Restated
                                                                --------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                   (amounts in thousands except
                                                                                share data)
Current liabilities:
     Accounts payable.....................................        $        31,278       $        24,278
     Accrued compensation and benefits....................                 21,735                18,317
     Income taxes payable.................................                  2,936                 1,681
     Current maturities of long-term debt.................                    997                   997
     Borrowing on line of credit..........................                 20,000                 5,000
     Deferred revenue.....................................                     __                 1,797
     Other................................................                    438                 1,040
                                                                --------------------------------------------
         Total current liabilities........................                 77,384                53,110

Deferred income taxes.....................................                     __                   354

Long-term debt:
     Industrial development bonds.........................                  1,077                 1,335
     Long-term notes......................................                  1,112                 1,613
                                                                --------------------------------------------
         Total long-term debt.............................                  2,189                 2,948

Minority interest in consolidated subsidiaries............                    384                 1,177

Stockholders' equity:
     Common stock, par value  $.01 per share
         Authorized-  30,000,000  shares
         Issued - 14,237,532 and 13,997,455 shares,
         respectively.....................................                    142                   140
     Additional paid-in capital...........................                 98,722                95,631
     Retained earnings....................................                 84,553                75,264
     Less cost of treasury stock - 168,500 shares.........                 (1,288)               (1,288)
                                                                --------------------------------------------
         Total stockholders' equity.......................                182,129               169,747
                                                                --------------------------------------------
Total liabilities and stockholders' equity................        $       262,086       $       227,336
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

                                    FORM 10-Q

                          NICHOLS RESEARCH CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                        STOCKHOLDERS' EQUITY (UNAUDITED)

                                                             Additional                                           Total
                                     Common Stock              Paid-In         Retained        Treasury       Stockholders'
                                  Shares       Amount          Capital         Earnings          Stock           Equity
                               -----------------------------------------------------------------------------------------------
                                                          (amounts in thousands except share data)

                                                      For the Nine Months Ended May 31, 1999
                                                      --------------------------------------

Balance, August 31, 1998        13,997,455       $ 140      $     95,631     $     75,264    $    (1,288)       $ 169,747

Exercise of stock options          122,214           1             1,233               __             __            1,234

Employee stock purchases           117,863           1             1,859               __             __            1,860

Net income                              __          __                __            9,288             __            9,288
                               -----------------------------------------------------------------------------------------------

Balance, May 31, 1999           14,237,532       $ 142      $     98,723     $     84,552    $    (1,288)       $ 182,129
                               ===============================================================================================



                                                 For the Nine Months Ended May 31, 1998 - Restated
                                                 -------------------------------------------------

Balance, August 31, 1997        13,553,346       $ 135      $     90,076     $     61,545     $     (1,288)     $ 150,468

Exercise of stock options          227,509           2             2,296               __              __           2,298

Employee stock purchases            75,046           1             1,576               __              __           1,577

Adjustment for Welkin                   __          __                __             (479)                           (479)

Net income                              __          __                __           10,582              __          10,582
                               -----------------------------------------------------------------------------------------------

Balance, May 31, 1998           13,855,901       $ 138      $     93,948     $     71,648     $    (1,288)      $ 164,446
                               ===============================================================================================

NOTE:The Company has not declared or paid dividends in any of the periods presented. All prior periods have been restated to reflect the acquisition of Welkin Associates, Ltd., which was accounted for as a pooling of interests.

See accompanying notes.

                                    FORM 10-Q

                          NICHOLS RESEARCH CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              For the Nine Months Ended
                                                                              -------------------------
                                                                          May 31,                    May 31,
                                                                           1999                       1998
                                                                                                    Restated
                                                                       ------------------------------------------
                                                                                (amounts in thousands)
Cash flows from operating activities:
Net income...................................................          $       9,288             $      10,582
Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for doubtful accounts.........................                    284                        __
     Depreciation............................................                  5,683                     4,273
     Amortization of intangibles.............................                  3,173                     3,540
     Equity in earnings of unconsolidated affiliates.........                   (384)                     (351)
     Minority interest.......................................                    146                       677
     Deferred income taxes...................................                 (1,440)                     (749)
     Special charges.........................................                  4,297                     2,000
Changes in assets and liabilities net of effects of acquisitions:
     Accounts receivable.....................................                    (11)                  (13,417)
     Other assets............................................                 (2,924)                   (1,129)
     Accounts payable........................................                  5,480                    (3,339)
     Accrued compensation and benefits.......................                  2,836                     7,152
     Income taxes payable....................................                  1,137                       524
     Other current liabilities...............................                 (3,828)                    1,781
                                                                     --------------------------------------------
     Total adjustments.......................................                  2,690                    (8,428)
                                                                     --------------------------------------------
       Net cash provided by operating activities.............                 23,737                    11,544

Cash flows from investing activities:
Purchase of property and equipment...........................                 (9,660)                   (7,306)
Purchase of long-term investment.............................                     __                      (100)
Purchase of capitalized software.............................                   (682)                     (557)
Payments for acquisitions, net of cash acquired..............                (24,816)                  (12,266)
Payments for investment in affiliates........................                     (8)                   (1,110)
Proceeds from long-term investments..........................                    912                     1,313
                                                                     --------------------------------------------
       Net cash used by investing activities.................                (34,254)                  (20,026)

Cash flows from financing activities:
Proceeds from issuance of common stock.......................                  3,093                     3,875
Proceeds from line of credit borrowings......................                 30,000                        __
Payments on line of credit borrowings........................                (15,000)                  (10,000)
Payments of long-term debt...................................                   (803)                     (711)
                                                                    ---------------------------------------------
       Net cash provided (used) by financing activities......                 17,290                    (6,836)
                                                                    ---------------------------------------------

                                    FORM 10-Q

                          NICHOLS RESEARCH CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                   CONTINUED

                                                                              For the Nine Months Ended
                                                                              -------------------------
                                                                          May 31,                    May 31,
                                                                           1999                       1998
                                                                                                    Restated
                                                                       ------------------------------------------
                                                                                (amounts in thousands)
Net increase (decrease) in cash and temporary cash
     investments.............................................                  6,773                   (15,318)

Cash and temporary cash investments at beginning
     of period...............................................                 11,275                    23,964
                                                                       ------------------------------------------
Cash and temporary cash investments at end of period.........          $      18,048             $       8,646
                                                                       ==========================================

See accompanying notes.

                                    FORM 10-Q

                          NICHOLS RESEARCH CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  May 31, 1999

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

         In June 1997,the FASB issued Statement No. 130, Reporting Comprehensive Income (SFAS 130). Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components. Adoption of Statement No. 130 by the Company on September 1, 1998 had no impact on the Company's consolidated results of operations or stockholders' equity.

         In June 1997, the FASB issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS 131). Statement No. 131 changes the method of determining segments from that currently required, and requires the reporting of certain information about such segments. A final determination regarding any changes to the segment information currently provided will be made and reported in the Form 10-K for the period ending August 31, 1999.

Note 3 - Reclassification
         ----------------

         Certain prior period amounts have been reclassified to conform with the current period's presentation.

                                    FORM 10-Q

                          NICHOLS RESEARCH CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 4 - Acquisitions
         ------------

         On March 10, 1999 the Company completed the purchase of Murray & West Consulting, Inc./Trans-Link USA, Incorporated (Murray & West). Murray & West provides implementation and integration consulting services and continued support of SAP of America, Inc., enterprise resource planning software, known as SAP(TM) R/3. Aggregate consideration of $16.2 million was paid at closing. Payment of additional consideration is contingent upon achieving specified operating results as defined in the purchase agreement. Goodwill of approximately $13.4 million acquired in the transaction is being amortized using the straight-line method over an estimated useful life of fifteen years.

         On March 17, 1999 the Company completed the purchase of Prism Consulting Group, L.L.C. (Prism). Prism provides SAP(TM) R/3 implementation services. Aggregate consideration of $5.8 million was paid at closing. Payment of additional consideration is contingent upon achieving specified operating results as defined in the purchase agreement. Goodwill of approximately $4.9 million acquired in the transaction is being amortized using the straight-line method over an estimated useful life of fifteen years.

Note 5 - Investment in Affiliates
         ------------------------

         As of May 31, 1999 the Company held a 50% interest in NCCIM, L.L.C. at an aggregate cost of $1,345,000. Undistributed equity earnings of $909,000 are included in the May 31, 1999 retained earnings balance reported in the Consolidated Balance Sheet.

Note 6 - Line of Credit
         --------------

        The Company executed its existing bank line of credit in November, 1997. The credit agreement provides for unsecured borrowings up to $100,000,000 and for interest at London Interbank Offered Rate (LIBOR) plus a margin ranging from 0.325% to 0.450% and a facility fee, payable quarterly, of approximately 0.125% on the unused portion of the line of credit. The short-term commitment agreement ($50,000,000) is renewable annually and the long-term commitment agreement
($50,000,000) is renewable in November, 2000. At May 31, 1999, there was $20,000,000 outstanding on this line of credit at an effective interest rate of 5.35%.

                                    FORM 10-Q

                          NICHOLS RESEARCH CORPORATION

Note 7 - Earnings Per Share
         ------------------

         The following table sets forth the computation of earnings per common share and earnings per common share assuming dilution:


                                                      For the Three Months Ended          For the Nine Months Ended
                                                      --------------------------          -------------------------
                                                        May 31,         May 31,            May 31,         May 31,
                                                         1999           1998                1999            1998
                                                                      Restated                            Restated
                                                   ---------------------------------------------------------------------
  Numerator:
       Net income and income available to
           common stockholders and income
           available to common stockholders
           after assumed conversions.............. $    4,678,000   $    3,371,000     $    9,288,000   $   10,582,000
                                                   =====================================================================
  Denominator:
       Denominator for earnings per common
           share - weighted average common
           shares.................................     14,015,333       13,649,522         13,929,442       13,558,843

       Effect of dilutive securities:
           Employee stock options.................        254,000          531,943            308,664          521,892

       Denominator for earnings per common  share
           assuming  dilution - adjusted
           weighted average common shares
           and assumed coversions.................     14,269,333       14,181,465         14,238,106       14,080,735
                                                   =====================================================================

  Earnings per common share....................... $          .33   $          .25      $         .67    $         .78
                                                   =====================================================================
  Earnings per common share assuming
       dilution................................... $          .33   $          .24      $         .65    $         .75
                                                   =====================================================================


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

Overview and Business Environment
---------------------------------

         The Company is a leading provider of technical and information technology (IT) services, including information processing, systems development and systems integration. The Company provides these services to a wide range of clients, including the U.S. Department of Defense (DOD), other federal agencies, state and local governments, healthcare and insurance organizations, and other commercial enterprises. The Company's business strategy consists of three key elements: (i) maintain the Company's leadership in technology; (ii) apply the Company's technology to create solutions for new clients; and (iii) make strategic acquisitions and investments to expand the business of the Company and gain industry knowledge.

         The Company is organized into four strategic business units, reflecting the particular market focus of each line of business. The Defense and Intelligence unit, formerly Nichols Federal, provides technical services primarily to U.S. Government defense agencies. The Government Information Technology unit, formerly Nichols InfoFed, provides information and technology solutions and services to a variety of governmental agencies. The Commercial Information Technology unit, formerly Nichols InfoTec, provides information and technology services to various commercial clients, state and local government agencies and judicial systems. The Healthcare Information Technology unit, known as Nichols TXEN Corporation and formerly known as Nichols SELECT, provides information and administrative services to clients in the healthcare and insurance industries. For the nine months ended May 31, 1999, the percentage of total revenues attributable to the four business units was approximately 54% for Defense and Intelligence, 23% for Government IT, 11% for Commercial IT, and 12% for Healthcare IT.

                                    FORM 10-Q

                          NICHOLS RESEARCH CORPORATION

Risk Factors
------------

         The Company's business and financial performance are subject to risks and uncertainties, including those discussed below.

ACQUISITION STRATEGY

         Expansion through acquisitions is an important component of the Company's overall business strategy. The Company has successfully completed fifteen strategic acquisitions and alliances since September 1, 1994, most of which have centered on IT and healthcare information services markets. Since the respective dates of the acquisitions, the Company has integrated these acquired entities in order to draw on the Company's base of technical expertise and capabilities in designing solutions for government, commercial, and healthcare clients. The Company's continued ability to grow by acquisitions is dependent upon, and may be limited by, the availability of compatible acquisition candidates at reasonable prices, the Company's ability to fund or finance acquisitions on acceptable terms, and the Company's ability to maintain or enhance the profitability of any acquired business.

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

VARIABILITY OF QUARTERLY EARNINGS OR OPERATING RESULTS

         The Company's revenues and earnings may fluctuate from quarter to quarter based on such factors as the number, size, and scope of projects in which the Company is engaged, the contractual terms and degree of completion of such projects, expenditures required by the Company in connection with such projects, any delays incurred in connection with such projects, employee utilization rates, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects, and general economic conditions. Under certain contracts, the Company is required to purchase, integrate and deliver to the customer large amounts of computer processing systems and other equipment. Revenues are accrued as costs to deliver these systems are incurred and, as a result, quarterly revenues will be impacted by fluctuations related to equipment purchases which occur on a periodic basis depending on contract terms and modifications.

                                    FORM 10-Q

                          NICHOLS RESEARCH CORPORATION

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

                                    FORM 10-Q
                          NICHOLS RESEARCH CORPORATION

POTENTIAL FOREIGN CONTRACT CLAIMS AGAINST MNEMONIC SYSTEMS, INC.

     On March 1, 1999, the Company settled a claim of patent infringement asserted by Forensic Technology, Inc., with respect to the DRUGFIRE system offered by the Company's subsidiary, Mnemonic Systems, Inc., used for the examination of fired cartridges by law enforcement agencies. The settlement permitted the Company to use the technology allegedly covered by the patent in the United States on a royalty-free basis. As part of the settlement, the Company agreed to cease the sale of the DRUGFIRE product in foreign countries. The Company has received claims from foreign sales representatives alleging that a breach of contract occurred when the Company withdrew from foreign markets. Such claims, if successful,could have a material adverse effect on the Company's business. See "Legal Proceedings."

Results of Operations
---------------------

       The following table sets forth, for the periods indicated, the percentage
which  certain  items  in  the   consolidated   statements  of  income  bear  to
consolidated revenues:

                                                  For the Three Months Ended              For the Nine Months Ended
                                                  --------------------------              -------------------------
                                              May 31,      May 31,     Percentage     May 31,      May 31,    Percentage
                                               1999         1998         Change        1999         1998        Change
                                                          Restated                                Restated
                                           -------------------------------------------------------------------------------
Revenues                                      100.0%       100.0%          7.3%       100.0%        100.0%         9.2%

Costs and expenses:
     Direct and allocable costs...........     83.6         84.6           6.1         83.4          83.8          8.6
     General and administrative expenses..      9.1          8.0          22.4          9.7           8.6         23.5
     Amortization of intangibles..........      0.9          1.1         (11.3)         1.0           1.2        (10.4)
     Special charges .....................      0.0          1.7           n/a          1.3           0.7        114.9
                                           -------------------------------------------------------------------------------
         Total costs and expenses.........     93.6         95.4           5.4         95.4          94.3         10.1
                                           -------------------------------------------------------------------------------

Operating profit..........................      6.4          4.7          46.0          4.6           5.7        (11.4)
Interest expense..........................     (0.3)        (0.1)        226.9         (0.2)         (0.1)        83.6
Other income, principally interest........      0.1          0.1         (40.0)        (0.1)          0.2        (48.3)
Equity in earnings of unconsolidated
   affiliates.............................      0.1          0.1         132.8         (0.1)          0.1          9.4

Minority interest in consolidated
   subsidiaries...........................     (0.1)        (0.2)        (19.1)        (0.0)         (0.2)       (78.4)
                                           -------------------------------------------------------------------------------
Income before income taxes................      6.2          4.6          43.4          4.2           5.7        (11.6)
Income taxes..............................      2.5          1.8          50.7          1.8           2.2        (10.5)
                                           -------------------------------------------------------------------------------
Net income................................      3.7%         2.8%         38.8%         2.4%          3.5%       (12.2)%
                                           ===============================================================================

                                    FORM 10-Q

                          NICHOLS RESEARCH CORPORATION

         The Company had a backlog of approximately $1.3 billion, including options of $940.0 million, at May 31, 1999. The Company had a backlog of approximately $1.2 billion, including options of $787.0 million, at May 31, 1998. Backlog represents the amount of revenues expected to be realized from awarded contracts. Therefore, the amount in backlog is typically less than the face amount of the contract. The amount includes estimates based on the Company's experience with similar awards and customers and estimates of revenues that would be recognized from the performance of options, under existing contracts, that may be exercised by the customer. These estimates are reviewed periodically and are adjusted based on the latest available information. Historically, these adjustments have not been significant. Because contracts in backlog are typically multi-year contracts, an increase in backlog may not translate into proportional revenue growth in any future period.

The table below presents contract award and backlog data for the periods indicated:

                                                May 31,           May 31,
                                                 1999              1998
                                                                 Restated
                                           -----------------------------------
                                                 (amounts in thousands)

Contract award amount............            $   387,548        $   183,196
Backlog (with options)...........            $ 1,321,070        $ 1,138,331
Backlog (without options)........            $   381,036        $   372,212


COMPARISON OF OPERATING RESULTS FOR FISCAL THIRD QUARTER 1999 WITH FISCAL THIRD QUARTER 1998

      REVENUES. Revenues increased $8.6 million (7.3%) for the three months and $27.5 million (9.2%) for the nine months ended May 31, 1999 as compared to the three months and nine months ended May 31, 1998. The revenues of the Defense and Intelligence unit, representing approximately 54% of the Company's consolidated revenue increased $3.9 million (2.3%) for the nine months ended May 31, 1999 as compared to the nine months ended May 31, 1998, primarily as a result of continued growth in existing contract base. The revenues of the Government IT unit, representing approximately 23% of the Company's consolidated revenue increased $8.4 million (12.4%) for the nine months ended May 31, 1999 compared to the nine months ended May 31, 1998 primarily as a result of the acquisition of Mnemonic Systems, Incorporated. The revenues of the Commercial IT unit, representing approximately 11% of the Company's consolidated revenue, increased $7.7 million (26.4%) for the nine months ended May 31, 1999 as compared to the nine months ended May 31, 1998 primarily as a result of the purchase of Murray & West, Inc./Translink USA and Prism Consulting Group, L.L.C. Revenues of the Healthcare IT unit, representing 12% of the Company's consolidated revenue, increased $7.6 million (24.9%) for the nine months ended May 31, 1999 compared to the nine months ended May 31, 1998 as a result of continued growth in the number of new customers and increased use of its services by existing customers.

      OPERATING PROFIT. In the second quarter, the Company recorded a pretax intangible asset impairment charge of $4.3 million related to its Healthcare IT unit. Operating profit, including the $4.3 million intangible asset impairment charge, increased $2.5 million (46%) for the three months and decreased $1.9 million (11.4%) for the nine months ended May 31, 1999 as compared to the three months and nine months ended May 31, 1998. Operating profit, excluding the $4.3 million intangible asset impairment charge, increased $2.4 million (13.8%) for the nine months ended May 31, 1999 as compared to the nine months ended May 31, 1998.

                                    FORM 10-Q

                          NICHOLS RESEARCH CORPORATION

         Direct and allocable costs increased $21.5 million (8.6%) for the nine months ended May 31, 1999 as compared to the nine months ended May 31 1998, as a result of increases in revenue. General and administrative expenses increased $6.1 million (23.5%) for the nine months ended May 31, 1999 as compared to the nine months ended May 31, 1998, primarily as a result of the acquisition of Mnemonic Systems, Incorporated, Murray & West, Inc./Translink USA and Prism
Consulting Group, L.L.C completed in April 1998 and March 1999, respectively. Amortization of intangibles decreased $0.2 million (10.4%). The $4.3 million intangible asset impairment charge related to the Healthcare IT unit represents 1.4% of the total costs and expenses for the nine months ended May 31, 1999. For the nine months ended May 31, 1998, the special charges of $2,000,000 relates to the acquisition of Mnemonic Systems, Inc. by the Company on April 15, 1998.

         Total costs and expenses were 93.6% of revenue for the three months and 95.4% for the nine months ended May 31, 1999 as compared to 95.3% for the three months and 94.3% for nine months ended May 31, 1998.

         OPERATING MARGIN. Operating margin was 6.4% for the three months, including the $4.3 million intangible asset impairment charge, and 4.6% for the nine months ended May 31, 1999 as compared to a 4.7% operating margin for the three months and 5.7% for the nine months ended May 31, 1998. Operating margin, excluding the $4.3 million intangible asset impairment charge, was 5.9% for the nine months ended May 31, 1999. The Defense and Intelligence unit realized a 5.8% operating margin for the nine months ended May 31, 1999 as compared to a 5.1% operating margin for the nine months ended May 31, 1998. This improvement is principally the result of increases in award fees and margins on time-and-material contracts. The Government IT unit realized a 6.1% operating margin for the nine months ended May 31, 1999 as compared to a 6.2% operating margin for the nine months ended May 31, 1998. This decrease is primarily the result of declines in high margin contracts and lower margins on modifications awarded to existing contracts. The Commercial IT unit realized a (-0.1%) operating margin for the nine months ended May 31, 1999 as compared to a 4.8% operating margin for the nine months ended May 31, 1998. Over the first two quarters of fiscal year 1999, the Commercial IT unit incurred increased costs associated with underutilization of staff and infrastructure costs in excess of that required to support the business. New business and operating strategies have been implemented to correct these problems and reduce costs. The $4.3 million intangible asset impairment charge related to the Healthcare IT unit's decreased the Company's operating margin to 0.6% for the nine months ended May 31, 1999 as compared to a 12.9% operating margin for the nine months ended May 31, 1998. The Healthcare IT unit realized an 11.9% operating margin, excluding the $4.3 million intangible asset impairment charge, for the nine months ended May 31, 1999.

                                    FORM 10-Q

                          NICHOLS RESEARCH CORPORATION

         OTHER INCOME (EXPENSE). Other expense increased $163,000 for the three months ended May 31, 1999 and other income decreased $45,000 for the nine months ended May 31, 1999 as compared to the three months and nine months ended May 31, 1998. Other income includes equity in earnings of unconsolidated affiliates and interest income; other expense includes interest expense and minority interest. Interest income is from the investment of the Company's cash reserves.

         Substantially all available cash is invested in interest-bearing accounts or fixed income instruments. Interest expense is comprised of the cost associated with the long-term borrowings of the Company, the commitment fee on unused line of credit, and the average outstanding borrowing on the Company's line of credit.

         Equity in earnings of unconsolidated affiliates for the nine months ended May 31, 1999 and 1998 primarily represents the Company's share of the earnings of NCCIM, L.L.C. a joint venture, 50% of which is owned by the Company.

         Minority interest primarily represent the minority partner's share of earnings of Nichols Holland Corporation a joint venture, 91.6% of which is owned by the Company as of May 31, 1999 (See Note 5 of Notes of Condensed Consolidated Financial Statements). The decrease in minority interest of $0.04 million for the nine months ended May 31, 1999 as compared to the nine months ended May 31, 1998 is principally the result of decreased profitability and the decrease of the minority partner's interest.

         INCOME TAXES. Income taxes as a percentage of income before taxes was 39% for the nine months ended May 31, 1999 as compared to 38.5% for the nine months ended May 31, 1998. The increase is primarily a result of the differences between financial and taxable income related to the amortization of intangibles.

         NET INCOME. Net income, including the $4.3 million intangible asset impairment charge, increased $1.3 million (38.8%) for the three months and decreased $1.3 million (12.2%) for the nine months ended May 31, 1999 as compared to the three months and nine months ended May 31, 1998. Net income, excluding the $4.3 million intangible asset impairment charge, increased $3.0 million (28.4%) for the nine months ended May 31, 1999 as compared to the nine months ended May 31, 1998. The decreases are a result of the matters discussed above.

         EARNINGS PER SHARE ASSUMING DILUTION. Earnings per share assuming dilution were $0.33 for the three months and $0.65 for the nine months ended May 31, 1999 including the $4.3 million intangible asset impairment charge as compared to $0.24 for the three months and $0.75 for the nine months ended May 31, 1998. Earnings per share assuming dilution, excluding the $4.3 million intangible asset impairment charge, were $0.95 for the nine months ended May 31, 1999. Net income, including the $4.3 million intangible asset impairment charge, decreased 12.2% ($1.3 million), while weighted average common shares and common equivalent shares increased 1.1% (157,371 shares), for the nine months ended May 31, 1999 as compared to the nine months ended May 31, 1998. Net income, excluding the $4.3 million intangible asset impairment charge, increased 28.4% ($3.0 million) for the nine months ended May 31, 1999.

                                    FORM 10-Q

                          NICHOLS RESEARCH CORPORATION

Liquidity and Capital Resources
-------------------------------

         Historically, the Company's positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company's operational needs and support the acquisition program. Working capital was $65.4 million and $77.9 million at May 31, 1999 and 1998, respectively. Operating activities provided cash of $23.7 million and $11.5 million for the nine months ended May 31, 1999 and May 31, 1998, respectively. Investing activities used cash of $30.6 million and $20.0 million for the nine months ended May 31, 1999 and May 31, 1998, respectively. Financing activities provided cash of $17.3 million for the nine months ended May 31, 1999 and used cash of $6.8 million for the nine months ended May 31, 1998.

         Cash provided by operating activities increased by $12.2 million for the nine months ended May 31, 1999 as compared to the nine months ended May 31, 1998 as a result of increased net income (excluding the $4.3 million intangible asset charge) and improvements in the management of working capital.

         Cash used for investing activities was $30.6 million for the nine months ended May 31, 1999. The Company purchased Murray & West, Inc./Trans-Link USA, Inc. and Prism and an additional 35% ownership in Nichols Holland
Corporation for approximately $14.6 million, $5.3 million, and $5.2 million, respectively. Purchases of property and equipment were $9.7 million and $7.3 million for the nine months ended May 31, 1999 and 1998, respectively.

         Cash provided by financing activities was $17.3 million for the nine months ended May 31, 1999. The Company realized proceeds from the sale of common stock of $3.1 million and $3.9 million for the nine months ended May 31, 1999 and 1998, respectively. Cash of $0.8 million was used to reduce long-term debt.

         The Company renegotiated its bank line of credit in November, 1997. The agreement provides for unsecured borrowings up to $100,000,000. The credit agreement provides for interest at London Interbank Offered Rate (LIBOR) plus a margin ranging from 0.325% to 0.450% and a facility fee, payable quarterly, of approximately 0.125% on the unused portion of the line of credit. The short-term commitment agreement ($50,000,000) is renewable annually and the long-term commitment agreement ($50,000,000) is renewable in November 2000. At May 31, 1999, there was $20,000,000 outstanding on this line of credit.

      The Company regularly evaluates potential acquisition candidates and completed two acquisitions in the third quarter of fiscal year 1999. On March 10, 1999 the Company purchased Murray & West, Inc./Trans-Link USA, Inc. for approximately $14.6 million and on March 17, 1999 it purchased Prism Consulting Group, L.L.C. for approximately $5.3 million. These acquisitions complement the Company's SAP(TM) R/3 implementation, integration, and support business.

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

Year 2000
---------

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

                                    FORM 10-Q

                          NICHOLS RESEARCH CORPORATION

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

         Assessment Phase. The Year 2000 program team assesses the Year 2000 impact on the Company by: (i) identifying core business areas and processes;
(ii) performing an inventory and analysis of systems supporting the core business areas; (iii) contacting third party service providers, and software and hardware vendors to determine Year 2000 issues and their plans for becoming Year 2000 compliant; and (iv) prioritizing conversion or replacement of systems.

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

STATUS AND TIMETABLE FOR YEAR 2000 COMPLIANCE

         The Company has developed a master timetable for its Year 2000 compliance program. The updated status of each major category of mission essential systems is as follows:

              System Category                     Phase         Estimated Date
                                                                For Compliance
-----------------------------------------      ----------      -----------------
Mission Essential Software Systems             Validation        Completed
-----------------------------------------      ----------      -----------------
Mission Essential Computational Systems        Validation        Completed
-----------------------------------------      ----------      -----------------
Mission Essential Network Systems              Validation        Completed
-----------------------------------------      ----------      -----------------
Mission Essential Facilities Systems           Validation        Completed
-----------------------------------------      ----------      -----------------
Mission Essential Customer Systems             Validation        Completed
-----------------------------------------      ----------      -----------------
Mission Essential Vendor-Supplied Services     Validation        Unknown
-----------------------------------------      ----------      -----------------

         The phases listed above represent the status of the majority of products within each category. There may be, within each "system," components at a lower or higher phase in the Year 2000 assessment.

                                    FORM 10-Q

                          NICHOLS RESEARCH CORPORATION

CONTINGENCY PLANS


         The Company has completed the validation phase for each of its mission essential systems. Contingency plans for upgrading microcomputers that might have been overlooked in the remediation process and for facility items that might have unforeseen problems are in place. The Company has minimized its exposure to Year 2000 failures of vendor supplied products by adding Year 2000 compliance as a standard condition to its purchase orders. These contracts also reference Federal Acquisition Regulation 39.106, which addresses Year 2000 compliance issues. The Company has negotiated a Risk Management Insurance Policy designed to protect the Company in the event that it is involved in litigation arising from errors and omissions relating to Year 2000 issues.

COST FOR YEAR 2000 COMPLIANCE

         The Company believes that the total cost of its Year 2000 compliance activity will not be material to the Company's operation, liquidity, and capital resources. The Company estimates that the total cost for its Year 2000 compliance will be $688,500 which represents 11,475 hours of analysis, modification, and testing, and $34,500 for new equipment purchases. To date, the Company has completed 11,000 hours of Year 2000 compliance work, and purchased new equipment valued at $27,000, for a total cost of $676,800. All mission-essential systems are Year 2000 compliant. The remaining labor and equipment dollars will be used to continue Year 2000 reviews of suppliers and non-essential systems.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable.

                                    FORM 10-Q

                          NICHOLS RESEARCH CORPORATION

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         Pursuant to a purchase agreement dated April 15, 1998, the Company purchased all of the capital stock of Mnemonic Systems, Inc. (MSI), from Artis
B. Isaac (Isaac). On July 1, 1998, Forensic Technology WAI, Inc. (Forensic), filed suit against MSI in United States District Court for the Eastern District of Virginia, Alexandria Division, seeking injunctive relief, as well as monetary damages. Forensic alleged that the DRUGFIRE system offered by MSI and used for the examination of fired cartridges infringed a United States patent issued to Forensic on August 5, 1997. MSI denied the allegation of infringement, and sought to have the patent invalidated on several grounds. This matter was settled on March 1, 1999, by the parties by an agreement that entitles MSI to use the technology allegedly covered by the patent in the United States on a royalty-free basis. MSI agreed to cease use of the technology allegedly covered by the patent in other countries. No damages were paid by MSI in connection with the settlement of the litigation. The Company is seeking recovery of its attorney fees and other damages related to this litigation from Isaac pursuant to an indemnity agreement.

                                    FORM 10-Q

                          NICHOLS RESEARCH CORPORATION

Item 6 - Exhibits and Reports on Form 8-K

(a)    Exhibits.

       Exhibit No.                                     Description
       -----------                                     -----------

           27                                    Financial Data Schedule

(b) The Company has not filed any reports on Form 8-K during the quarter ended May 31, 1999.

                                    FORM 10-Q

                          NICHOLS RESEARCH CORPORATION


                                   SIGNATURES

                            MANAGEMENT REPRESENTATION

The accompanying unaudited Consolidated Balance Sheets at May 31, 1999, and August 31, 1998 as well as the Consolidated Statements of Income, Consolidated Statements of Changes in Stockholders' Equity and Consolidated Statements of Cash Flows for the nine months ended May 31, 1999 and 1998, have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included.






July 15, 1999                                 By:  Allen E. Dillard
-------------                                      ----------------
Date                                               Allen E. Dillard
                                                   Vice President and Chief
                                                   Financial Officer (Principal
                                                   Financial and Accounting
                                                   Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NICHOLS RESEARCH CORPORATION




July 15, 1999                                By:  Allen E. Dillard
-------------                                     ----------------
Date                                              Allen E. Dillard
                                                  Vice President and Chief
                                                  Financial Officer (Principal
                                                  Financial and Accounting
                                                  Officer)